Form 10-Q
period 2023-07-01
Avery Dennison Corp
filed 2023-08-01
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of July 29, 2023: 80,582,836

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2023 QUARTERLY REPORT ON FORM 10-Q

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
The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed on February 22, 2023, and subsequent quarterly reports on Form 10-Q. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
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

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$217.1	$167.2
Trade accounts receivable, less allowances of $32.3 and $34.4 at July 1, 2023 and December 31, 2022, respectively	1,415.2	1,374.4
Inventories	990.5	1,009.9
Other current assets	228.2	230.5
Total current assets	2,851.0	2,782.0
Property, plant and equipment, net	1,567.0	1,540.2
Goodwill	1,985.1	1,862.4
Other intangibles resulting from business acquisitions, net	883.8	840.3
Deferred tax assets	119.7	115.1
Other assets	859.7	810.5
	$8,266.3	$7,950.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$635.8	$598.6
Accounts payable	1,234.8	1,339.3
Accrued payroll and employee benefits	178.9	228.5
Other current liabilities	559.2	633.4
Total current liabilities	2,608.7	2,799.8
Long-term debt and finance leases	2,909.7	2,503.5
Long-term retirement benefits and other liabilities	475.0	367.1
Deferred tax liabilities and income taxes payable	257.7	247.9
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at July 1, 2023 and December 31, 2022; issued – 124,126,624 shares at July 1, 2023 and December 31, 2022; outstanding – 80,650,885 shares and 80,810,016 shares at July 1, 2023 and December 31, 2022, respectively	124.1	124.1
Capital in excess of par value	851.3	879.3
Retained earnings	4,526.9	4,414.6
Treasury stock at cost, 43,475,739 shares and 43,316,608 shares at July 1, 2023 and December 31, 2022, respectively	(3,093.9)	(3,021.8)
Accumulated other comprehensive loss	(393.2)	(364.0)
Total shareholders’ equity	2,015.2	2,032.2
	$8,266.3	$7,950.5
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$2,090.5	$2,347.0	$4,155.5	$4,696.3
Cost of products sold	1,537.1	1,703.5	3,059.8	3,411.5
Gross profit	553.4	643.5	1,095.7	1,284.8
Marketing, general and administrative expense	319.6	332.7	654.0	687.7
Other expense (income), net	68.3	3.4	86.1	1.8
Interest expense	31.9	20.8	58.3	40.4
Other non-operating expense (income), net	(6.6)	(1.3)	(11.2)	(2.7)
Income before taxes	140.2	287.9	308.5	557.6
Provision for income taxes	39.8	73.4	86.9	144.9
Net income	$100.4	$214.5	$221.6	$412.7

Per share amounts:
Net income per common share	$1.24	$2.63	$2.74	$5.03
Net income per common share, assuming dilution	$1.24	$2.61	$2.73	$5.00

Weighted average number of shares outstanding:
Common shares	80.7	81.7	80.8	82.0
Common shares, assuming dilution	81.0	82.1	81.2	82.6
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$100.4	$214.5	$221.6	$412.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	(27.3)	(53.7)	(26.9)	(33.4)
Pension and other postretirement benefits	(.2)	.9	(.4)	1.7
Cash flow hedges	(4.7)	1.7	(1.9)	3.5
Other comprehensive income (loss), net of tax	(32.2)	(51.1)	(29.2)	(28.2)
Total comprehensive income, net of tax	$68.2	$163.4	$192.4	$384.5
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Operating Activities
Net income	$221.6	$412.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	91.5	88.2
Amortization	54.8	57.0
Provision for credit losses and sales returns	18.9	23.9
Stock-based compensation	12.2	23.9
Deferred taxes and other non-cash taxes	(17.5)	8.6
Other non-cash expense and loss (income and gain), net	17.0	15.0
Changes in assets and liabilities and other adjustments	(207.0)	(234.9)
Net cash provided by operating activities	191.5	394.4

Investing Activities
Purchases of property, plant and equipment	(115.9)	(106.8)
Purchases of software and other deferred charges	(11.0)	(9.9)
Proceeds from sales of property, plant and equipment	.3	2.1
Proceeds from insurance and sales (purchases) of investments, net	(1.2)	2.0
Payments for acquisitions, net of cash acquired, and venture investments	(194.1)	(37.0)
Net cash used in investing activities	(321.9)	(149.6)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	281.8	176.9
Additional long-term borrowings	394.9	—
Repayments of long-term debt and finance leases	(252.6)	(3.4)
Dividends paid	(126.2)	(117.4)
Share repurchases	(89.5)	(268.7)
Net (tax withholding) proceeds related to stock-based compensation	(23.7)	(25.1)
Other	(1.6)	—
Net cash provided by (used in) financing activities	183.1	(237.7)

Effect of foreign currency translation on cash balances	(2.8)	(5.0)
Increase (decrease) in cash and cash equivalents	49.9	2.1
Cash and cash equivalents, beginning of year	167.2	162.7
Cash and cash equivalents, end of period	$217.1	$164.8
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
Fiscal Periods
The three and six months ended July 1, 2023 and July 2, 2022 each consisted of thirteen-week and twenty-six week periods, respectively.
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
Note 2. Business Acquisitions
On May 22, 2023, we completed our business acquisition of LG Group, Inc. ("Lion Brothers"), a Maryland-based designer and manufacturer of apparel brand embellishments. On March 6, 2023, we completed our business acquisition of Thermopatch, Inc. ("Thermopatch"), a New York-based manufacturer specializing in labeling, embellishments and transfers for the sports, industrial laundry, workwear and hospitality industries. These acquisitions enhance the product portfolio in our Solutions Group reportable segment.
The acquisitions of Lion Brothers and Thermopatch are referred to collectively as the "2023 Acquisitions."
The aggregate purchase consideration, including purchase consideration payable, for the 2023 Acquisitions was approximately $205 million. We funded the 2023 Acquisitions using cash and commercial paper borrowings.
The final allocations of purchase consideration for the 2023 Acquisitions to assets and liabilities are ongoing as we continue to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date). Consistent with the allowable time to complete our assessment, the valuation of certain acquired assets and liabilities, including tangible and intangible assets, environmental liabilities and income taxes, is currently pending finalization.
The 2023 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the six months ended July 1, 2023 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 31, 2022	$618.7	$1,243.7	$1,862.4
Acquisitions(1)	—	119.7	119.7
Translation adjustments	3.5	(.5)	3.0
Goodwill as of July 1, 2023	$622.2	$1,362.9	$1,985.1
(1) Goodwill acquired related to the 2023 Acquisitions. We expect substantially all of the recognized goodwill related to the 2023 Acquisitions not to be deductible for income tax purposes.
In connection with the 2023 Acquisitions, we acquired approximately $88 million of identifiable finite-lived intangible assets, which consisted of customer relationships, patented and other developed technology, and trade names and trademarks. We utilized the income approach to estimate the fair values of acquired identifiable intangibles, primarily using Level 3 inputs. We applied significant judgment in determining the fair value of intangible assets, which included our estimates and assumptions with respect to future revenue and

Avery Dennison Corporation
related profit margins, customer retention rates, technology migration curves, royalty rates, discount rates and economic lives assigned to the acquired intangible assets.
The table below summarizes the amounts and weighted average useful lives of these intangible assets as of the respective acquisition dates.

	Amount (in millions)	Weighted average amortization period (in years)
Customer relationships	$64.9	11
Patented and other developed technology	19.7	7
Trade names and trademarks	3.0	6
Amortization expense for all finite-lived intangible assets resulting from business acquisitions, including the 2023 Acquisitions, was $21.6 million and $20.6 million for the three months ended July 1, 2023 and July 2, 2022, respectively, and $42.1 million and $41.1 million for the six months ended July 1, 2023 and July 2, 2022, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2023 and for each of the next four fiscal years and thereafter is shown below. These amounts include the impact of the 2023 Acquisitions.

(In millions)	Estimated Amortization Expense
2023 (remainder of year)	$44.2
2024	88.3
2025	87.5
2026	84.5
2027	84.2
2028 and thereafter	340.1
Note 4. Debt
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9 million, which we used to repay both existing indebtedness under our commercial paper programs and our $250 million aggregate principal amount of senior notes that matured on April 15, 2023.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.31 billion at July 1, 2023 and $2.85 billion at December 31, 2022. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
In January 2023, we extended the maturity date of our revolving credit facility (the “Revolver”) by one year to February 13, 2026 and increased the commitments by $400 million, from $800 million to $1.20 billion. Additionally, we amended the Revolver to replace the LIBOR benchmark interest rate with Term SOFR, Euribor and SONIA benchmark interest rates. The Revolver contains a financial covenant requiring that we maintain a specified ratio of total debt in relation to a certain measure of income. As of both July 1, 2023 and December 31, 2022, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of July 1, 2023 or December 31, 2022.
Note 5. Cost Reduction Actions
2023 Actions
During the six months ended July 1, 2023, we recorded $28.6 million in restructuring charges related to our 2023 actions. These charges consisted of severance and related costs for the reduction of approximately 700 positions at numerous locations across our company. These actions, which were primarily taken in our Materials Group reportable segment, largely related to headcount reductions.

Avery Dennison Corporation
During the six months ended July 1, 2023, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2022	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at July 1, 2023
2023 Actions
Severance and related costs	$—	$26.9	$(23.5)	$—	$—	$3.4
Asset impairment charges	—	1.7	—	(1.7)	—	—

2019/2020 Actions
Severance and related costs	5.1	(1.0)	(4.1)	—	—	—
Total	$5.1	$27.6	$(27.6)	$(1.7)	$—	$3.4
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
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$5.6	$.6	$19.9	$1.1
Solutions Group	4.4	1.7	7.8	2.1
Corporate	—	.8	(.1)	.8
Total	$10.0	$3.1	$27.6	$4.0
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $9.7 million and $15.5 million as of July 1, 2023 and December 31, 2022, respectively, which was included in "Other Assets" in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 10, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during the three or six months ended July 1, 2023 or July 2, 2022.

Avery Dennison Corporation
Note 7. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income before taxes	$140.2	$287.9	$308.5	$557.6
Provision for income taxes	39.8	73.4	86.9	144.9
Effective tax rate	28.4%	25.5%	28.2%	26.0%
Our provision for income taxes for the three and six months ended July 1, 2023 included a net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries after benefiting from our current year exclusion election as well as the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for the three and six months ended July 1, 2023 was also adversely affected by higher non-deductible expenses primarily resulting from foreign currency and interest rate fluctuations, as well as lower tax incentives in certain foreign jurisdictions. In addition, our provision for income taxes for the three and six months ended July 1, 2023 included discrete tax benefits from decreases in certain tax reserves as a result of favorable court rulings in a foreign jurisdiction.
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
Our provision for income taxes for the three and six months ended July 2, 2022 included $7.0 million and $13.7 million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for the three and six months ended July 2, 2022 also included net discrete tax benefits primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. We and our U.S. subsidiaries have completed the Internal Revenue Service's ("IRS") Compliance Assurance Process through 2018. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $7 million, primarily as a result of closing tax years.
Subsequent to the end of our second quarter 2023, the IRS issued a notice providing temporary relief for taxpayers in determining whether certain foreign taxes are eligible for foreign tax credits. Taxpayers have the option to apply the notice to their 2022 and 2023 tax years. We are evaluating the impact of this notice and currently anticipate that the benefit related thereto may be significant.

Avery Dennison Corporation
Note 8. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
(A)Net income	$100.4	$214.5	$221.6	$412.7
(B)Weighted average number of common shares outstanding	80.7	81.7	80.8	82.0
Dilutive shares (additional common shares issuable under stock-based awards)	.3	.4	.4	.6
(C) Weighted average number of common shares outstanding, assuming dilution	81.0	82.1	81.2	82.6
Net income per common share: (A) ÷ (B)	$1.24	$2.63	$2.74	$5.03
Net income per common share, assuming dilution: (A) ÷ (C)	$1.24	$2.61	$2.73	$5.00
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for the three months ended July 1, 2023 and were not significant for the three months ended July 2, 2022. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for the six months ended July 1, 2023 and were not significant for the six months ended July 2, 2022.

Avery Dennison Corporation
Note 9. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$850.8	$844.6	$879.3	$862.3
Issuance of shares under stock-based compensation plans(1)	.5	11.3	(28.0)	(6.4)
Ending balance	$851.3	$855.9	$851.3	$855.9
Retained earnings
Beginning balance	$4,486.4	$4,023.2	$4,414.6	$3,880.7
Net income	100.4	214.5	221.6	412.7
Issuance of shares under stock-based compensation plans(1)	.8	.9	5.6	(4.9)
Contribution of shares to 401(k) plan(1)	4.7	4.6	11.3	10.9
Dividends	(65.4)	(61.2)	(126.2)	(117.4)
Ending balance	$4,526.9	$4,182.0	$4,526.9	$4,182.0
Treasury stock at cost
Beginning balance	$(3,057.4)	$(2,799.4)	$(3,021.8)	$(2,659.8)
Repurchase of shares for treasury	(38.8)	(117.2)	(89.5)	(268.7)
Issuance of shares under stock-based compensation plans(1)	.4	.7	13.0	10.4
Contribution of shares to 401(k) plan(1)	1.9	1.9	4.4	4.1
Ending balance	$(3,093.9)	$(2,914.0)	$(3,093.9)	$(2,914.0)
Accumulated other comprehensive loss
Beginning balance	$(361.0)	$(260.0)	$(364.0)	$(282.9)
Other comprehensive income (loss), net of tax	(32.2)	(51.1)	(29.2)	(28.2)
Ending balance	$(393.2)	$(311.1)	$(393.2)	$(311.1)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Dividends per common share were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Dividends per common share	$.81	$.75	$1.56	$1.43
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of July 1, 2023, shares of our common stock in the aggregate amount of $640.6 million remained authorized for repurchase under our outstanding Board authorization.

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 1, 2023 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2022	$(314.0)	$(51.3)	$1.3	$(364.0)
Other comprehensive income (loss) before reclassifications, net of tax	(26.9)	—	(4.0)	(30.9)
Reclassifications to net income, net of tax	—	(.4)	2.1	1.7
Other comprehensive income (loss), net of tax	(26.9)	(.4)	(1.9)	(29.2)
Balance as of July 1, 2023	$(340.9)	$(51.7)	$(.6)	$(393.2)
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 2, 2022 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 1, 2022	$(217.4)	$(60.4)	$(5.1)	$(282.9)
Other comprehensive income (loss) before reclassifications, net of tax	(33.4)	—	4.6	(28.8)
Reclassifications to net income, net of tax	—	1.7	(1.1)	.6
Other comprehensive income (loss), net of tax	(33.4)	1.7	3.5	(28.2)
Balance as of July 2, 2022	$(250.8)	$(58.7)	$(1.6)	$(311.1)
Note 10. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of July 1, 2023 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$36.3	$19.0	$17.3	$—
Derivative assets	7.3	—	7.3	—
Bank drafts	3.7	3.7	—	—
Cross-currency swap	9.7	—	9.7	—
Liabilities
Derivative liabilities	$11.8	$1.1	$10.7	$—
Contingent consideration liabilities	4.9	—	—	4.9

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$31.3	$22.6	$8.7	$—
Derivative assets	4.3	—	4.3	—
Bank drafts	3.2	3.2	—	—
Cross-currency swap	15.5	—	15.5	—
Liabilities
Derivative liabilities	$12.2	$.3	$11.9	$—
Contingent consideration liabilities	6.0	—	—	6.0
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of July 1, 2023, investments of $0.8 million and $35.5 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2022, investments of $0.7 million and $30.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of July 1, 2023 relate to estimated earn-out payments associated with one of our acquisitions completed in 2022, which are subject to the respective acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments as of July 1, 2023 and have been classified as Level 3.
In addition to the items described above, we also have made venture investments in privately held companies and utilize the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost less impairment plus or minus observable price changes in orderly transactions. We recognized no net gains on these investments in the three or six months ended July 1, 2023. We recognized no net gains on these investments in the three months ended July 2, 2022 and recognized net gains of $3.7 million in the six months ended July 2, 2022. These investment net gains were recorded in "Other expense (income), net” in the unaudited Condensed Consolidated Income Statements. The total carrying value of our venture investments was approximately $71 million and $70 million as of July 1, 2023 and December 31, 2022, respectively, and included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.
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
We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products within our Solutions Group reportable segment infringed its patent. The case was filed on October 24, 2017 in the United States District Court in the District of Oregon (Eugene Division) and is captioned ADASA Inc. v. Avery Dennison Corporation. We recorded a contingent liability in the amount of $26.6 million related to this matter in the second quarter of 2021 based on a jury verdict issued on May 14, 2021.
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

Avery Dennison Corporation
During the fourth quarter of 2022, the CAFC issued its opinion, reversing the grant of summary judgment of validity as to anticipation and obviousness, vacating the sanctions ruling, and remanding the case for retrial with respect to validity for anticipation and obviousness over the prior art. The CAFC affirmed subject-matter eligibility and damages if liability is determined on retrial. On remand, the trial court was required to reconsider the amount of sanctions consistent with the CAFC's instruction to limit sanctions to the late-disclosed tags. With continued evaluation of the matter and our defenses, as well as consultation with our outside counsel, we believed that Adasa’s patent is invalid and that the sanctions sought by Adasa were unreasonable. In addition, we believed that there were appealable grounds in the CAFC’s decision; as a result, we sought U.S. Supreme Court review on February 27, 2023.
After the U.S. Supreme Court denied our writ of certiorari petition on May 30, 2023, the trial court’s retrial began on July 10, 2023. On July 18, 2023, the jury in the retrial issued a verdict that Adasa’s patent is valid. Although the court has not issued its judgment, including its decision on sanctions, we increased our contingent liability to $80.4 million as of July 1, 2023 to reflect our current best estimate of the anticipated judgment. We have grounds to appeal and plan to appeal any judgment based on the jury verdict; therefore, we classified the total contingent liability as non-current due to the time expected for this matter to be fully resolved. We have largely completed our migration to alternative encoding methods for our RFID tags.
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
As of July 1, 2023, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the six months ended July 1, 2023 is shown below.

(In millions)
Balance at December 31, 2022	$24.3
Charges, net of reversals	(.2)
Payments	(1.2)
Balance at July 1, 2023	$22.9
Approximately $10 million and $9 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of July 1, 2023 and December 31, 2022.

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

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales to unaffiliated customers
Materials Group:
U.S.	$430.7	$491.1	$877.1	$979.9
Europe	510.3	645.2	1,009.2	1,267.9
Asia	338.1	344.3	653.7	705.5
Latin America	117.2	118.7	230.9	228.5
Other international	79.7	90.2	165.6	178.0
Total Materials Group	1,476.0	1,689.5	2,936.5	3,359.8
Solutions Group:
Apparel	398.9	486.7	817.7	1,001.3
Identification Solutions and Vestcom	215.6	170.8	401.3	335.2
Total Solutions Group	614.5	657.5	1,219.0	1,336.5
Net sales to unaffiliated customers	$2,090.5	$2,347.0	$4,155.5	$4,696.3
Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Intersegment sales
Materials Group	$38.2	$31.8	$73.1	$64.3
Solutions Group	10.0	8.1	20.0	19.1
Intersegment sales	$48.2	$39.9	$93.1	$83.4
Income before taxes
Materials Group	$193.8	$246.7	$354.3	$469.5
Solutions Group	(7.2)	84.6	44.3	174.9
Corporate expense	(21.1)	(23.9)	(43.0)	(49.1)
Interest expense	(31.9)	(20.8)	(58.3)	(40.4)
Other non-operating expense (income), net	6.6	1.3	11.2	2.7
Income before taxes	$140.2	$287.9	$308.5	$557.6
Other expense (income), net, by reportable segment and Corporate
Materials Group	$6.1	$.6	$20.4	$(2.6)
Solutions Group	62.2	1.3	65.8	2.9
Corporate	—	1.5	(.1)	1.5
Other expense (income), net	$68.3	$3.4	$86.1	$1.8

Avery Dennison Corporation
Other expense (income), net, by type were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$8.8	$3.1	$25.9	$4.0
Asset impairment charges	1.2	—	1.7	—
Other items:
Outcomes of legal proceedings	53.8	.7	53.8	1.7
Transaction and related costs	4.0	.1	4.2	.3
(Gain) loss on sales of assets	.5	(.5)	.5	(.5)
Gain on venture investment	—	—	—	(3.7)
Other expense (income), net	$68.3	$3.4	$86.1	$1.8
Note 13. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	July 1, 2023	December 31, 2022
Raw materials	$444.4	$457.6
Work-in-progress	235.1	255.1
Finished goods	311.0	297.2
Inventories	$990.5	$1,009.9
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	July 1, 2023	December 31, 2022
Property, plant and equipment	$3,829.7	$3,747.7
Accumulated depreciation	(2,262.7)	(2,207.5)
Property, plant and equipment, net	$1,567.0	$1,540.2
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Beginning balance	$34.4	$33.0
Provision for credit losses	—	5.7
Amounts written off	(3.0)	(1.9)
Other, including foreign currency translation	.9	(1.2)
Ending balance	$32.3	$35.6
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable on our unaudited Condensed Consolidated Balance Sheets and activities related to these programs are

Avery Dennison Corporation
presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of July 1, 2023 and December 31, 2022, the amounts due to financial institutions for suppliers that participate in these programs were $354.9 million and $430.1 million, respectively.

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
•Adjusted free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Adjusted free cash flow is also adjusted for, where applicable, certain acquisition-related transaction costs. We believe that adjusted free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases and acquisitions.

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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended July 1, 2023	Six Months Ended July 1, 2023
Reported net sales change	(11)%	(12)%
Foreign currency translation	1	2
Sales change ex. currency(1)	(10)	(9)
Acquisitions	(1)	(1)
Organic sales change(1)	(10)%	(10)%
(1) Totals may not sum due to rounding
In the three and six months ended July 1, 2023, net sales decreased on an organic basis compared to the same period in the prior year primarily due to lower sales volume, partially offset by pricing actions.
Net Income
Net income decreased from approximately $413 million in the first six months of 2022 to approximately $222 million in the first six months of 2023. Major factors affecting the change in net income included the following:
•Lower sales volume primarily driven by inventory destocking
•Increased accrual for a legacy legal matter
•Higher restructuring charges
•Unfavorable foreign currency translation
Offsetting factors:
•Benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs
•Lower provision for income taxes
•The net benefit of pricing and raw material costs
Business Acquisitions
On May 22, 2023, we completed our business acquisition of LG Group, Inc. ("Lion Brothers"), a Maryland-based designer and manufacturer of apparel brand embellishments. On March 6, 2023, we completed our business acquisition of Thermopatch, Inc. ("Thermopatch"), a New York-based manufacturer specializing in labeling, embellishments and transfers for the sports, industrial laundry, workwear and hospitality industries. These acquisitions enhance the product portfolio in our Solutions Group reportable segment.
The acquisitions of Lion Brothers and Thermopatch are referred to collectively as the "2023 Acquisitions."
The aggregate purchase consideration, including purchase consideration payable, for the 2023 Acquisitions was approximately $205 million. We funded the 2023 Acquisitions using cash and commercial paper borrowings.
The 2023 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cost Reduction Actions
2023 Actions
During the six months ended July 1, 2023, we recorded $28.6 million in restructuring charges related to our 2023 actions. These charges consisted of severance and related costs for the reduction of approximately 700 positions at numerous locations across our company. These actions, which were primarily taken in our Materials Group reportable segment, largely related to headcount reductions.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$191.5	$394.4
Purchases of property, plant and equipment	(115.9)	(106.8)
Purchases of software and other deferred charges	(11.0)	(9.9)
Proceeds from sales of property, plant and equipment	.3	2.1
Proceeds from insurance and sales (purchases) of investments, net	(1.2)	2.0
Payments for certain acquisition-related transaction costs	—	.6
Adjusted free cash flow	$63.7	$282.4
During the first six months of 2023, net cash provided by operating activities decreased compared to the same period last year primarily due to lower net income and higher tax payments, partially offset by changes in operational working capital and lower incentive compensation payments. During the first six months of 2023, adjusted free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities and an increase in purchases of property, plant and equipment.
Outlook
Certain factors that we believe may contribute to our 2023 results are described below.
•We expect the impact of unfavorable foreign currency translation to reduce operating income by approximately $15 million.
•We expect incremental savings from restructuring actions, net of transition costs, of approximately $65 million.
•We expect our full year effective tax rate to be in the mid-twenty percent range.
•We expect fixed and IT capital expenditures of less than $325 million.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	July 1, 2023	July 2, 2022
Net sales	$2,090.5	$2,347.0
Cost of products sold	1,537.1	1,703.5
Gross profit	553.4	643.5
Marketing, general and administrative expense	319.6	332.7
Other expense (income), net	68.3	3.4
Interest expense	31.9	20.8
Other non-operating expense (income), net	(6.6)	(1.3)
Income before taxes	$140.2	$287.9
Gross profit margin	26.5%	27.4%
Gross Profit Margin
Gross profit margin for the second quarter of 2023 decreased from the same period last year due to lower volume, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in the second quarter of 2023 compared to the same period last year primarily due to the benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs, partially offset by growth investments.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$8.8	$3.1
Asset impairment charges	1.2	—
Other items:
Outcomes of legal proceedings	53.8	.7
Transaction and related costs	4.0	.1
(Gain) loss on sales of assets, net	.5	(.5)
Other expense (income), net	$68.3	$3.4
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding outcomes of legal proceedings.
Interest Expense
Interest expense increased in the second quarter of 2023 compared to the same period last year primarily as a result of higher interest rates on borrowings and higher debt levels.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	July 1, 2023	July 2, 2022
Income before taxes	$140.2	$287.9
Provision for income taxes	39.8	73.4
Net income	$100.4	$214.5
Per share amounts:
Net income per common share	$1.24	$2.63
Net income per common share, assuming dilution	1.24	2.61
Effective tax rate	28.4%	25.5%
Provision for Income Taxes
Our effective tax rate for the three months ended July 1, 2023 increased compared to the same period last year primarily due to higher non-deductible expenses resulting from foreign currency and interest rate fluctuations, as well as lower tax incentives in certain foreign jurisdictions and lower discrete benefits from changes in certain tax reserves. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022
Net sales including intersegment sales	$1,514.2	$1,721.3
Less intersegment sales	(38.2)	(31.8)
Net sales	$1,476.0	$1,689.5
Operating income(1)	193.8	246.7
(1)Included charges associated with loss on sales of assets in 2023 and restructuring actions in both years.	$6.1	$.6

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
July 1, 2023
Reported net sales change	(13)%
Foreign currency translation	1
Sales change ex. currency(1)	(12)
Organic sales change(1)	(12)%
(1) Totals may not sum due to rounding.

In the second quarter of 2023, net sales decreased on an organic basis compared to the same period in the prior year mainly due to lower volume primarily driven by inventory destocking, partially offset by pricing actions. On an organic basis, net sales decreased, by a low double-digit rate in North America, over 20% in Western Europe and a mid-single digit rate in emerging markets.
Operating Income
Operating income decreased in the second quarter of 2023 compared to the same period last year primarily due to lower volume, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs.

Solutions Group

	Three Months Ended
(In millions)	July 1, 2023	July 2, 2022
Net sales including intersegment sales	$624.5	$665.6
Less intersegment sales	(10.0)	(8.1)
Net sales	$614.5	$657.5
Operating (loss) income(1)	(7.2)	84.6
(1)Included charges associated with outcomes of legal proceedings in 2023, restructuring actions and transaction and related costs in both years and gain on sales of assets in 2022.	$62.2	$1.3
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
July 1, 2023
Reported net sales change	(7)%
Foreign currency translation	2
Sales change ex. currency(1)	(4)
Acquisitions	(3)
Organic sales change(1)	(7)%
(1) Totals may not sum due to rounding.
In the second quarter of 2023, on an organic basis, the increase in sales by a low-single digit rate in high value categories was more than offset by a high-teens rate decrease in the base business. Company-wide, on an organic basis, sales of Intelligent Label solutions were comparable to prior year.
Operating Income
Operating income decreased in the second quarter of 2023 compared to the same period last year primarily due to an increased accrual for the Adasa legal matter, lower volume and higher growth investments, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, and savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income Before Taxes

	Six Months Ended
(In millions, except percentages)	July 1, 2023	July 2, 2022
Net sales	$4,155.5	$4,696.3
Cost of products sold	3,059.8	3,411.5
Gross profit	1,095.7	1,284.8
Marketing, general and administrative expense	654.0	687.7
Other expense (income), net	86.1	1.8
Interest expense	58.3	40.4
Other non-operating expense (income), net	(11.2)	(2.7)
Income before taxes	$308.5	$557.6
Gross profit margin	26.4%	27.4%
Gross Profit Margin
Gross profit margin for the first six months of 2023 decreased from the same period last year primarily due to lower volume and higher employee-related costs, partially offset by benefits from productivity initiatives, temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in the first six months of 2023 compared to the same period last year primarily due to benefits from productivity initiatives, including temporary cost-saving actions, savings from restructuring actions, net of transition costs, and the impact of favorable foreign currency translation, partially offset by growth investments.
Other Expense (Income), Net

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$25.9	$4.0
Asset impairment charges	1.7	—
Other items:
Outcomes of legal proceedings	53.8	1.7
Transaction and related costs	4.2	.3
(Gain) loss on sales of assets	.5	(.5)
Gain on venture investment	—	(3.7)
Other expense (income), net	$86.1	$1.8
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding outcomes of legal proceedings.
Interest Expense
Interest expense increased in the first six months of 2023 compared to the same period last year primarily as a result of higher interest rates on borrowings and higher debt levels.

Avery Dennison Corporation
Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts and percentages)	July 1, 2023	July 2, 2022
Income before taxes	$308.5	$557.6
Provision for income taxes	86.9	144.9
Net income	$221.6	$412.7
Per share amounts:
Net income per common share	$2.74	$5.03
Net income per common share, assuming dilution	2.73	5.00
Effective tax rate	28.2%	26.0%
Provision for Income Taxes
Our effective tax rate for the six months ended July 1, 2023 increased compared to the same period last year primarily due to higher non-deductible expenses resulting from foreign currency and interest rate fluctuations, as well as lower tax incentives in certain foreign jurisdictions and lower discrete benefits from changes in certain tax reserves. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Net sales including intersegment sales	$3,009.6	$3,424.1
Less intersegment sales	(73.1)	(64.3)
Net sales	$2,936.5	$3,359.8
Operating income(1)	354.3	469.5
(1)Included loss on sales of assets in 2023, charges associated with restructuring actions in both years and gain on venture investment in 2022	$20.4	$(2.6)
Net Sales
The factors impacting reported net sales change are shown in the table below.

Six Months Ended
July 1, 2023
Reported net sales change	(13)%
Foreign currency translation	2
Sales change ex. currency(1)	(11)
Organic sales change(1)	(11)%
(1) Totals may not sum due to rounding
In the first six months of 2023, net sales decreased on an organic basis compared to the same period in the prior year mainly due to lower volume driven primarily by inventory destocking, partially offset by pricing actions. On an organic basis, net sales decreased by a high single-digit rate in North America, approximately 20% in Western Europe and a mid-single digit rate in emerging markets.
Operating Income
Operating income decreased in the first six months of 2023 compared to the same period last year primarily due to lower volume, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs, and lower raw material costs.

Avery Dennison Corporation
Solutions Group

	Six Months Ended
(In millions)	July 1, 2023	July 2, 2022
Net sales including intersegment sales	$1,239.0	$1,355.6
Less intersegment sales	(20.0)	(19.1)
Net sales	$1,219.0	$1,336.5
Operating income(1)	44.3	174.9
(1) Included charges associated with restructuring actions, outcomes of legal proceedings, and transaction and related costs in both years and gain on sales of assets in 2022	$65.8	$2.9
Net Sales
The factors impacting reported net sales change are shown in the table below.

Six Months Ended
July 1, 2023
Reported net sales change	(9)%
Foreign currency translation	3
Sales change ex. currency(1)	(6)
Acquisitions	(2)
Organic sales change(1)	(8)%
(1)Totals may not sum due to rounding
In the first six months of 2023, on an organic basis, the increase in sales by a low-single digit rate in high value categories was more than offset by a high-teens rate decrease in the base business. Company-wide, on an organic basis, sales of Intelligent Label solutions were comparable to prior year.
Operating Income
Operating income decreased in the first six months of 2023 compared to the same period last year primarily due to lower volume, an increased accrual for the Adasa legal matter, higher growth investments and the impact of unfavorable foreign currency translation, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, and savings from restructuring actions, net of transition costs.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Six months ended
(In millions)	July 1, 2023	July 2, 2022
Net income	$221.6	$412.7
Depreciation	91.5	88.2
Amortization	54.8	57.0
Provision for credit losses and sales returns	18.9	23.9
Stock-based compensation	12.2	23.9
Deferred taxes and other non-cash taxes	(17.5)	8.6
Other non-cash expense and loss (income and gain), net	17.0	15.0
Changes in assets and liabilities and other adjustments	(207.0)	(234.9)
Net cash provided by operating activities	$191.5	$394.4
During the first six months of 2023, net cash provided by operating activities decreased compared to the same period last year primarily due to lower net income and higher tax payments, partially offset by changes in operational working capital and lower incentive compensation payments.

Avery Dennison Corporation
Investing Activities

	Six months ended
(In millions)	July 1, 2023	July 2, 2022
Purchases of property, plant and equipment	$(115.9)	$(106.8)
Purchases of software and other deferred charges	(11.0)	(9.9)
Proceeds from sales of property, plant and equipment	.3	2.1
Proceeds from insurance and sales (purchases) of investments, net	(1.2)	2.0
Payments for acquisitions, net of cash acquired, and venture investments	(194.1)	(37.0)
Net cash used in investing activities	$(321.9)	$(149.6)
Purchases of Property, Plant and Equipment
During the first six months of 2023, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S., in certain countries in Latin America, primarily Mexico, and in certain counties in Asia, primarily Malaysia; in our Materials Group reportable segment, we primarily invested in buildings and equipment in the U.S. and in certain countries in Europe, primarily France. During the first six months of 2022, we primarily invested in buildings and equipment to support growth in the U.S., in certain countries in Europe, including France and Luxembourg, and in certain countries in Latin America, primarily Brazil, for our Materials Group reportable segment; in our Solutions Group reportable segment, these investments were made in certain countries in Asia, including Malaysia, China and Vietnam, and in the U.S.
Purchases of Software and Other Deferred Charges
During the first six months of 2023 and 2022, we primarily invested in information technology upgrades in the U.S.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first six months of 2023, we paid consideration, net of cash acquired, of approximately $194 million for the 2023 Acquisitions. We funded the 2023 Acquisitions using cash and commercial paper borrowings. During the first six months of 2022, we paid consideration, net of cash acquired, of approximately $30 million for the acquisitions of TexTrace AG ("TexTrace") and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi ("Rietveld"). We funded the TexTrace and Rietveld acquisitions using cash and commercial paper borrowings. We also made certain venture investments in the first six months of 2022.
Financing Activities

	Six months ended
(In millions)	July 1, 2023	July 2, 2022
Net increase (decrease) in borrowings with maturities of three months or less	$281.8	$176.9
Additional long-term borrowings	394.9	—
Repayments of long-term debt and finance leases	(252.6)	(3.4)
Dividends paid	(126.2)	(117.4)
Share repurchases	(89.5)	(268.7)
Net (tax withholding) proceeds related to stock-based compensation	(23.7)	(25.1)
Other	(1.6)	—
Net cash provided by (used in) financing activities	$183.1	$(237.7)
Borrowings and Repayment of Debt
During the first six months of 2023 and 2022, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9 million, which we used to repay both existing indebtedness under our commercial paper programs and our $250 million aggregate principal amount of senior notes that matured on April 15, 2023.
Refer to Note 2, “Business Acquisitions,” and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Dividends Paid
We paid dividends of $1.56 per share in the first six months of 2023 compared to $1.43 per share in the same period last year. In April 2023, we increased our quarterly dividend rate to $0.81 per share, representing an increase of approximately 8% from our previous quarterly dividend rate of $0.75 per share.
Share Repurchases
During the first six months of 2023 and 2022, we repurchased approximately 0.5 million and 1.5 million shares of our common stock, respectively.
Long-lived Assets
In the six months ended July 1, 2023, goodwill increased by approximately $123 million to $1.99 billion, reflecting the preliminary goodwill associated with the 2023 Acquisitions and the impact of foreign currency translation.
In the six months ended July 1, 2023, other intangibles resulting from business acquisitions, net, increased by approximately $44 million to $883.8 million, reflecting the preliminary valuation of the intangible assets associated with the 2023 Acquisitions, partially offset by current year amortization expense and the impact of foreign currency translation.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of July 1, 2023, the balance of our shareholders’ equity was $2.02 billion. Refer to Note 9, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Six Months Ended
(In millions)	July 1, 2023
Change in net sales	$(114)
International operations generated approximately 69% of our net sales during the six months ended July 1, 2023. Our future results are subject to changes in political and economic conditions globally and in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first six months of 2023 compared to the same period last year was primarily related to sales in China and euro-denominated sales.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to

Avery Dennison Corporation
maximize cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the second quarter of 2023 was higher compared to the second quarter of 2022.

(In millions, except percentages)	July 1, 2023	July 2, 2022
(A) Working capital (deficit)	$242.3	$(51.7)
Reconciling items:
Cash and cash equivalents	(217.1)	(164.8)
Other current assets	(228.2)	(228.8)
Short-term borrowings and current portion of long-term debt and finance leases	635.8	738.6
Accrued payroll and employee benefits and other current liabilities	738.1	851.0
(B) Operational working capital	$1,170.9	$1,144.3
(C) Second-quarter net sales, annualized	$8,362.0	$9,388.0
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	14.0%	12.2%
Accounts Receivable Ratio
The average number of days sales outstanding was 62 days in the second quarter of 2023 compared to 61 days in second quarter of 2022, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The increase is days sales outstanding primarily reflected the impact of foreign currency translation.

Inventory Ratio
Average inventory turnover was 6.2 in the second quarter of 2023 compared to 6.9 in the second quarter of 2022, calculated using the annualized second-quarter cost of products sold in 2023 and 2022, respectively, and divided by the inventory balance at quarter-end. The decrease in average inventory turnover primarily reflected the impact of lower sales due to customer destocking as well as strategic inventory builds.
Accounts Payable Ratio
The average number of days payable outstanding was 73 days in the second quarter of 2023 compared to 75 days in the second quarter of 2022, calculated using the accounts payable balance at quarter-end divided by the respective annualized second-quarter cost of products sold. The decrease in average number of days payable outstanding primarily reflected lower accounts payable balances due to customer destocking, partially offset by the impact of foreign currency translation.
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
As of July 1, 2023, we had cash and cash equivalents of $217.1 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of July 1, 2023, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region.
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
The Revolver, which matures in February 2026, is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of July 1, 2023 or December 31, 2022.
Capital from Debt
The carrying value of our total debt increased by approximately $443 million in the first six months of 2023 to $3.55 billion, primarily reflecting our $400 million of senior notes issuance in March 2023 and a net increase in commercial paper borrowings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the second quarter of 2023 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(5)
April 2, 2023 – April 29, 2023	118.5	$175.60	118.5	$658.9
April 30, 2023 – May 27, 2023	10.0	166.82	10.0	657.2
May 28, 2023 – July 1, 2023	99.3	167.55	99.3	640.6
Total	227.8	$171.71	227.8	$640.6
(1)The periods shown are our fiscal periods during the thirteen-week quarter ended July 1, 2023.
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
(5)Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2023.

Avery Dennison Corporation
ITEM 6. EXHIBITS

Exhibit 10.1†*	Offer letter to Mitchell Butier
Exhibit 10.2†*	Offer letter to Deon Stander
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 Inline XBRL document set
____________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

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

August 1, 2023