Form 10-Q
period 2023-09-30
Avery Dennison Corp
filed 2023-10-31
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of October 28, 2023: 80,531,278

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2023 QUARTERLY REPORT ON FORM 10-Q

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
The more significant risks and uncertainties that may impact us are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K filed on February 22, 2023, and subsequent quarterly reports on Form 10-Q. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide and local economic and market conditions; changes in political conditions, including those related to China, the Russian invasion of Ukraine and the Israel-Hamas war; and fluctuations in foreign currency exchange rates and other risks associated with foreign operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, environmental standards, laws and regulations, and customer preferences; the impact of competitive products and pricing; execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; collection of receivables from customers; and our environmental, social and governance practices
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets
•Information Technology – disruptions in information technology systems or data security breaches, including cyber-attacks or other intrusions to network security; and successful installation of new or upgraded information technology systems
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest rates; volatility of financial markets; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of intellectual property; impact of legal and regulatory proceedings, including with respect to environmental, anti-corruption, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the date of this Form 10-Q. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$209.9	$167.2
Trade accounts receivable, less allowances of $31.7 and $34.4 at September 30, 2023 and December 31, 2022, respectively	1,426.2	1,374.4
Inventories	936.1	1,009.9
Other current assets	242.1	230.5
Total current assets	2,814.3	2,782.0
Property, plant and equipment, net	1,555.2	1,540.2
Goodwill	1,976.3	1,862.4
Other intangibles resulting from business acquisitions, net	860.3	840.3
Deferred tax assets	115.2	115.1
Other assets	811.8	810.5
	$8,133.1	$7,950.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$716.0	$598.6
Accounts payable	1,265.3	1,339.3
Accrued payroll and employee benefits	202.0	228.5
Other current liabilities	561.0	633.4
Total current liabilities	2,744.3	2,799.8
Long-term debt and finance leases	2,597.6	2,503.5
Long-term retirement benefits and other liabilities	474.7	367.1
Deferred tax liabilities and income taxes payable	252.9	247.9
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at September 30, 2023 and December 31, 2022; issued – 124,126,624 shares at September 30, 2023 and December 31, 2022; outstanding – 80,555,148 shares and 80,810,016 shares at September 30, 2023 and December 31, 2022, respectively	124.1	124.1
Capital in excess of par value	852.5	879.3
Retained earnings	4,608.2	4,414.6
Treasury stock at cost, 43,571,476 shares and 43,316,608 shares at September 30, 2023 and December 31, 2022, respectively	(3,118.6)	(3,021.8)
Accumulated other comprehensive loss	(402.6)	(364.0)
Total shareholders’ equity	2,063.6	2,032.2
	$8,133.1	$7,950.5
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$2,098.3	$2,317.1	$6,253.8	$7,013.4
Cost of products sold	1,512.5	1,697.9	4,572.3	5,109.4
Gross profit	585.8	619.2	1,681.5	1,904.0
Marketing, general and administrative expense	332.6	330.8	986.6	1,018.5
Other expense (income), net	46.3	(3.9)	132.4	(2.1)
Interest expense	31.0	21.2	89.3	61.6
Other non-operating expense (income), net	(8.7)	(1.4)	(19.9)	(4.1)
Income before taxes	184.6	272.5	493.1	830.1
Provision for income taxes	46.3	51.0	133.2	195.9
Net income	$138.3	$221.5	$359.9	$634.2

Per share amounts:
Net income per common share	$1.72	$2.73	$4.46	$7.75
Net income per common share, assuming dilution	$1.71	$2.70	$4.43	$7.70

Weighted average number of shares outstanding:
Common shares	80.6	81.2	80.7	81.8
Common shares, assuming dilution	81.0	81.9	81.2	82.4
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net income	$138.3	$221.5	$359.9	$634.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	(7.5)	(58.5)	(34.4)	(91.9)
Pension and other postretirement benefits	(.2)	.8	(.6)	2.5
Cash flow hedges	(1.7)	.8	(3.6)	4.3
Other comprehensive income (loss), net of tax	(9.4)	(56.9)	(38.6)	(85.1)
Total comprehensive income, net of tax	$128.9	$164.6	$321.3	$549.1
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Operating Activities
Net income	$359.9	$634.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138.5	132.2
Amortization	82.9	85.0
Provision for credit losses and sales returns	32.4	36.9
Stock-based compensation	17.4	34.5
Deferred taxes and other non-cash taxes	(29.4)	(8.5)
Other non-cash expense and loss (income and gain), net	25.2	14.7
Changes in assets and liabilities and other adjustments	(112.8)	(313.8)
Net cash provided by operating activities	514.1	615.2

Investing Activities
Purchases of property, plant and equipment	(173.0)	(183.2)
Purchases of software and other deferred charges	(15.3)	(13.9)
Proceeds from sales of property, plant and equipment	.7	2.2
Proceeds from insurance and sales (purchases) of investments, net	47.1	1.9
Payments for acquisitions, net of cash acquired, and venture investments	(203.7)	(37.0)
Net cash used in investing activities	(344.2)	(230.0)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	70.6	115.9
Additional long-term borrowings	394.9	—
Repayments of long-term debt and finance leases	(254.2)	(4.4)
Dividends paid	(191.5)	(178.3)
Share repurchases	(117.1)	(318.6)
Net (tax withholding) proceeds related to stock-based compensation	(23.8)	(25.1)
Other	(1.6)	—
Net cash used in financing activities	(122.7)	(410.5)

Effect of foreign currency translation on cash balances	(4.5)	(9.2)
Increase (decrease) in cash and cash equivalents	42.7	(34.5)
Cash and cash equivalents, beginning of year	167.2	162.7
Cash and cash equivalents, end of period	$209.9	$128.2
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
Fiscal Periods
The three and nine months ended September 30, 2023 and October 1, 2022 each consisted of thirteen-week and thirty-nine week periods, respectively.
Accounting Guidance Update
Supplier Finance Programs
In the first quarter of 2023, we adopted accounting guidance to allow financial statement users to understand our supplier finance programs' nature, activity during the period, changes from period to period and potential magnitude. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the provision on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. See Note 13, “Supplemental Financial Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Note 2. Business Acquisitions
Subsequent to the end of the third quarter of 2023, in October 2023, we entered into an agreement to acquire Silver Crystal Group, a Canada-based provider of sports apparel customization and application solutions across in-venue, direct-to-business, and e-commerce platforms. We expect to complete this acquisition in the fourth quarter of 2023. We believe this business acquisition will expand the product portfolio in our Solutions Group reportable segment.
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
The aggregate purchase consideration, including purchase consideration payable, for the 2023 Acquisitions was approximately $206 million. We funded the 2023 Acquisitions using cash and commercial paper borrowings.
The final allocations of purchase consideration for the 2023 Acquisitions to assets and liabilities are ongoing as we continue to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date). Consistent with the allowable time to complete our assessment, the valuation of certain acquired assets and liabilities, including environmental liabilities and income taxes, is currently pending finalization.
The 2023 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation
Note 3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the nine months ended September 30, 2023 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 31, 2022	$618.7	$1,243.7	$1,862.4
Acquisitions(1)	—	121.9	121.9
Translation adjustments	(4.3)	(3.7)	(8.0)
Goodwill as of September 30, 2023	$614.4	$1,361.9	$1,976.3
(1) Goodwill acquired related to the 2023 Acquisitions. We expect substantially all of the recognized goodwill related to the 2023 Acquisitions not to be deductible for income tax purposes.
In connection with the 2023 Acquisitions, we acquired approximately $88 million of identifiable finite-lived intangible assets, which consisted of customer relationships, patented and other developed technology, and trade names and trademarks. We utilized the income approach to estimate the fair values of acquired identifiable intangibles, primarily using Level 3 inputs. We applied significant judgment in determining the fair value of intangible assets, which included our estimates and assumptions with respect to future revenue and related profit margins, customer retention rates, technology migration curves, royalty rates, discount rates and economic lives assigned to the acquired intangible assets.
The table below summarizes the amounts and weighted average useful lives of these intangible assets as of the respective acquisition dates.

	Amount (in millions)	Weighted average amortization period (in years)
Customer relationships	$64.9	11
Patented and other developed technology	19.7	7
Trade names and trademarks	3.0	6
Amortization expense for all finite-lived intangible assets resulting from business acquisitions, including the 2023 Acquisitions, was $22.1 million and $20.4 million for the three months ended September 30, 2023 and October 1, 2022, respectively, and $64.2 million and $61.5 million for the nine months ended September 30, 2023 and October 1, 2022, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2023 and for each of the next four fiscal years and thereafter is shown below. These amounts include the impact of the 2023 Acquisitions.

(In millions)	Estimated Amortization Expense
2023 (remainder of year)	$22.0
2024	88.1
2025	87.4
2026	84.3
2027	84.1
2028 and thereafter	339.7
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
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.03 billion at September 30, 2023 and $2.85 billion at December 31,

Avery Dennison Corporation
2022. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
In January 2023, we extended the maturity date of our revolving credit facility (the “Revolver”) by one year to February 13, 2026 and increased the commitments by $400 million, from $800 million to $1.20 billion. Additionally, we amended the Revolver to replace the LIBOR benchmark interest rate with Term SOFR, Euribor and SONIA benchmark interest rates. The Revolver contains a financial covenant requiring that we maintain a specified ratio of total debt to a certain measure of income. As of both September 30, 2023 and December 31, 2022, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of September 30, 2023 or December 31, 2022.
Note 5. Cost Reduction Actions
2023 Actions
In the third quarter of 2023, we approved a restructuring plan (the “2023 Plan”) to further optimize the European footprint of our Materials Group reportable segment, which is expected to decrease headcount by approximately 240 positions from the reduction of operations in a manufacturing facility in Belgium. The cumulative charges associated with the 2023 Plan through the third quarter of 2023 consisted of severance and related costs for the reduction of approximately 210 positions, as well as asset impairment charges. During the nine months ended September 30, 2023, we recorded $30.2 million in restructuring charges related to the 2023 Plan. The activities related to the 2023 Plan are expected to be substantially completed by mid-2025.

In addition to the restructuring charges recorded under the 2023 Plan, we recorded $42.2 million in restructuring charges during the nine months ended September 30, 2023 related to other 2023 actions (collectively, the "2023 Actions"). These charges consisted of severance and related costs for the reduction of approximately 1,160 positions at numerous locations across our company.
During the nine months ended September 30, 2023, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2022	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at September 30, 2023
2023 Actions
Severance and related costs	$—	$65.6	$(36.5)	$—	$(.4)	$28.7
Asset impairment charges	—	6.8	—	(6.8)	—	—

2019/2020 Actions
Severance and related costs	5.1	(1.0)	(4.1)	—	—	—
Total	$5.1	$71.4	$(40.6)	$(6.8)	$(.4)	$28.7
Accruals for severance and related costs, as well as lease cancellation costs, were included in “Other current liabilities” and "Long-term retirement benefits and other liabilities" in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable. Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$30.6	$1.4	$50.5	$2.5
Solutions Group	9.4	3.4	17.2	5.5
Corporate	3.8	—	3.7	.8
Total	$43.8	$4.8	$71.4	$8.8

Avery Dennison Corporation
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $12.8 million and $15.5 million as of September 30, 2023 and December 31, 2022, respectively, which was included in "Other Assets" in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 10, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during the three or nine months ended September 30, 2023 or October 1, 2022.
Note 7. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income before taxes	$184.6	$272.5	$493.1	$830.1
Provision for income taxes	46.3	51.0	133.2	195.9
Effective tax rate	25.1%	18.7%	27.0%	23.6%

Our provision for income taxes for the three and nine months ended September 30, 2023 included $3.6 million and $7.4 million, respectively, of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries after benefiting from our current year exclusion election, as well as the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for the three and nine months ended September 30, 2023 was also adversely affected by the recognition of uncertain tax positions in certain foreign jurisdictions and higher non-deductible expenses resulting from foreign currency fluctuations. In addition, our provision for income taxes for the three and nine months ended September 30, 2023 included a $14.7 million of return-to-provision discrete benefit primarily related to our GILTI exclusion election and benefits from additional foreign tax credits recognized under temporary relief granted by the Internal Revenue Service (“IRS”) in July 2023, upon completion of our 2022 U.S. federal tax return.

Our provision for income taxes for the three and nine months ended October 1, 2022 included $2.8 million and $16.5 million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for the three and nine months ended October 1, 2022 also included the following discrete items: (i) $17.3 million of return-to-provision benefit, including $11.9 million related to our GILTI exclusion election and a lower net tax charge from other international inclusion items upon completion of our 2021 U.S. federal tax return; (ii) the benefit from the settlement of certain foreign tax audits for tax years 2011-2014; and (iii) the return-to-provision benefit from treating the interest portion of the Brazil indirect tax credit reclaimed in 2021 as non-taxable, pursuant to a Brazilian court decision. In addition, our provision for income taxes for the nine months ended October 1, 2022 included $6.4 million of net discrete tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. We and our U.S. subsidiaries have completed the IRS Compliance Assurance Process through 2018. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $8 million, primarily as a result of closing tax years.

Avery Dennison Corporation
Note 8. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
(A)Net income	$138.3	$221.5	$359.9	$634.2
(B)Weighted average number of common shares outstanding	80.6	81.2	80.7	81.8
Dilutive shares (additional common shares issuable under stock-based awards)	.4	.7	.5	.6
(C) Weighted average number of common shares outstanding, assuming dilution	81.0	81.9	81.2	82.4
Net income per common share: (A) ÷ (B)	$1.72	$2.73	$4.46	$7.75
Net income per common share, assuming dilution: (A) ÷ (C)	$1.71	$2.70	$4.43	$7.70
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation were not significant for the three months ended September 30, 2023 or October 1, 2022. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for the nine months ended September 30, 2023 and were not significant for the nine months ended October 1, 2022.

Avery Dennison Corporation
Note 9. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$851.3	$855.9	$879.3	$862.3
Issuance of shares under stock-based compensation plans(1)	1.2	10.6	(26.8)	4.2
Ending balance	$852.5	$866.5	$852.5	$866.5
Retained earnings
Beginning balance	$4,526.9	$4,182.0	$4,414.6	$3,880.7
Net income	138.3	221.5	359.9	634.2
Issuance of shares under stock-based compensation plans(1)	3.0	.3	8.6	(4.6)
Contribution of shares to 401(k) plan(1)	5.3	4.1	16.6	15.0
Dividends	(65.3)	(60.9)	(191.5)	(178.3)
Ending balance	$4,608.2	$4,347.0	$4,608.2	$4,347.0
Treasury stock at cost
Beginning balance	$(3,093.9)	$(2,914.0)	$(3,021.8)	$(2,659.8)
Repurchase of shares for treasury	(27.6)	(49.9)	(117.1)	(318.6)
Issuance of shares under stock-based compensation plans(1)	.9	.1	13.9	10.5
Contribution of shares to 401(k) plan(1)	2.0	1.5	6.4	5.6
Ending balance	$(3,118.6)	$(2,962.3)	$(3,118.6)	$(2,962.3)
Accumulated other comprehensive loss
Beginning balance	$(393.2)	$(311.1)	$(364.0)	$(282.9)
Other comprehensive income (loss), net of tax	(9.4)	(56.9)	(38.6)	(85.1)
Ending balance	$(402.6)	$(368.0)	$(402.6)	$(368.0)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Dividends per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Dividends per common share	$.81	$.75	$2.37	$2.18
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased. As of September 30, 2023, shares of our common stock in the aggregate amount of $613.2 million remained authorized for repurchase under our outstanding Board authorization.

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 30, 2023 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2022	$(314.0)	$(51.3)	$1.3	$(364.0)
Other comprehensive income (loss) before reclassifications, net of tax	(34.4)	—	(6.4)	(40.8)
Reclassifications to net income, net of tax	—	(.6)	2.8	2.2
Other comprehensive income (loss), net of tax	(34.4)	(.6)	(3.6)	(38.6)
Balance as of September 30, 2023	$(348.4)	$(51.9)	$(2.3)	$(402.6)
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended October 1, 2022 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 1, 2022	$(217.4)	$(60.4)	$(5.1)	$(282.9)
Other comprehensive income (loss) before reclassifications, net of tax	(91.9)	—	4.7	(87.2)
Reclassifications to net income, net of tax	—	2.5	(.4)	2.1
Other comprehensive income (loss), net of tax	(91.9)	2.5	4.3	(85.1)
Balance as of October 1, 2022	$(309.3)	$(57.9)	$(.8)	$(368.0)
Note 10. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2023 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$35.9	$18.5	$17.4	$—
Derivative assets	7.2	.1	7.1	—
Bank drafts	6.7	6.7	—	—
Cross-currency swap	12.8	—	12.8	—
Liabilities
Derivative liabilities	$7.9	$.9	$7.0	$—
Contingent consideration liabilities	4.9	—	—	4.9

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$31.3	$22.6	$8.7	$—
Derivative assets	4.3	—	4.3	—
Bank drafts	3.2	3.2	—	—
Cross-currency swap	15.5	—	15.5	—
Liabilities
Derivative liabilities	$12.2	$.3	$11.9	$—
Contingent consideration liabilities	6.0	—	—	6.0
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of September 30, 2023, investments of $1.9 million and $34.0 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2022, investments of $0.7 million and $30.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of September 30, 2023 relate to estimated earn-out payments associated with one of our acquisitions completed in 2022, which are subject to the acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments as of September 30, 2023 and have been classified as Level 3.
In addition to the items described above, we also have made venture investments in privately held companies and utilize the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost less impairment plus or minus observable price changes in orderly transactions. We recognized no net gains or losses on these investments in the three or nine months ended September 30, 2023. We recognized net gains on these investments of $8.7 million and $12.4 million in the three and nine months ended October 1, 2022, respectively. These net gains were recorded in "Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. The total carrying value of our venture investments was approximately $70 million as of September 30, 2023 and December 31, 2022 and included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.
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
During the fourth quarter of 2021, the first instance judgment associated with the jury verdict was issued. This resulted in additional potential liability for the RFID tags sold during the period from the jury verdict to the issuance of the first instance judgment, a higher royalty imposed by the judge applicable to tags sold after the judgment and a royalty on additional late-disclosed tags, as well as sanctions, prejudgment interest, costs, and attorneys’ fees. In addition, Adasa was awarded an ongoing royalty on in-scope tags sold after October 14, 2021. On October 22, 2021, we appealed the judgment to the United States Court of Appeals for the Federal Circuit ("CAFC").

Avery Dennison Corporation
During the fourth quarter of 2022, the CAFC issued its opinion, reversing the grant of summary judgment of validity as to anticipation and obviousness, vacating the sanctions ruling, and remanding the case for retrial with respect to validity for anticipation and obviousness over the prior art. The CAFC affirmed subject-matter eligibility and damages if liability is determined on retrial. On remand, the trial court was required to reconsider the amount of sanctions consistent with the CAFC's instruction to limit sanctions to the late-disclosed tags. With continued evaluation of the matter and our defenses, as well as consultation with our outside counsel, we believed that Adasa’s patent was invalid and that the sanctions sought by Adasa were unreasonable. In addition, we believed that there were appealable grounds in the CAFC’s decision; as a result, we sought U.S. Supreme Court review on February 27, 2023.
After the U.S. Supreme Court denied our writ of certiorari petition on May 30, 2023, the trial court’s retrial began on July 10, 2023. On July 18, 2023, the jury in the retrial issued a verdict that Adasa’s patent is valid. Although the court had not issued its judgment, including its decision on sanctions, we increased our contingent liability to reflect our best estimate of the anticipated judgment to $80.4 million as of July 1, 2023, with an expectation to continue adjusting our accrual quarterly, as appropriate. As of September 30, 2023 our contingent liability was $81.7 million. We have grounds to appeal and plan to appeal any judgment based on the jury verdict; therefore, we classified the total contingent liability as non-current due to the time expected for this matter to be fully resolved. We have largely completed our migration to alternative encoding methods for our RFID tags.
A hearing took place on October 24, 2023 on the pending sanctions decision and certain post-trial motions. We determined that no additional adjustment to our accrual was required as a result of the hearing.
Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve legal proceedings could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses. If information were to become available that allowed us to reasonably estimate a range of potential expenses determined to be probable in an amount higher or lower than what we have accrued and determined such to be probable, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for such resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.
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
As of September 30, 2023, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the nine months ended September 30, 2023 is shown below.

(In millions)
Balance at December 31, 2022	$24.3
Charges, net of reversals	.4
Payments	(1.6)
Balance at September 30, 2023	$23.1
Approximately $9 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales to unaffiliated customers
Materials Group:
U.S.	$425.4	$491.4	$1,302.5	$1,471.3
Europe	494.6	635.7	1,503.8	1,903.6
Asia	327.9	348.1	981.6	1,053.6
Latin America	126.2	130.6	357.1	359.1
Other international	81.9	88.2	247.5	266.2
Total Materials Group	1,456.0	1,694.0	4,392.5	5,053.8
Solutions Group:
Apparel	408.7	446.1	1,226.4	1,447.4
Identification Solutions and Vestcom	233.6	177.0	634.9	512.2
Total Solutions Group	642.3	623.1	1,861.3	1,959.6
Net sales to unaffiliated customers	$2,098.3	$2,317.1	$6,253.8	$7,013.4
Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Intersegment sales
Materials Group	$40.6	$39.8	$113.7	$104.1
Solutions Group	5.2	10.1	25.2	29.2
Intersegment sales	$45.8	$49.9	$138.9	$133.3
Income before taxes
Materials Group	$176.5	$235.9	$530.8	$705.4
Solutions Group	50.7	75.8	95.0	250.7
Corporate expense	(20.3)	(19.4)	(63.3)	(68.5)
Interest expense	(31.0)	(21.2)	(89.3)	(61.6)
Other non-operating expense (income), net	8.7	1.4	19.9	4.1
Income before taxes	$184.6	$272.5	$493.1	$830.1
Other expense (income), net, by reportable segment and Corporate
Materials Group	$31.8	$(7.3)	$52.2	$(9.9)
Solutions Group	10.7	3.4	76.5	6.3
Corporate	3.8	—	3.7	1.5
Other expense (income), net	$46.3	$(3.9)	$132.4	$(2.1)

Avery Dennison Corporation
Other expense (income), net, by type were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$38.7	$4.7	$64.6	$8.7
Asset impairment charges	5.1	.1	6.8	.1
Other items:
Outcomes of legal proceedings	2.5	—	56.3	1.7
Transaction and related costs	—	—	4.2	.3
(Gain) loss on sales of assets	—	—	.5	(.5)
Gain on venture investment	—	(8.7)	—	(12.4)
Other expense (income), net	$46.3	$(3.9)	$132.4	$(2.1)
Note 13. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$433.7	$457.6
Work-in-progress	220.8	255.1
Finished goods	281.6	297.2
Inventories	$936.1	$1,009.9
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	September 30, 2023	December 31, 2022
Property, plant and equipment	$3,836.7	$3,747.7
Accumulated depreciation	(2,281.5)	(2,207.5)
Property, plant and equipment, net	$1,555.2	$1,540.2
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Beginning balance	$34.4	$33.0
Provision for credit losses	1.3	5.6
Amounts written off	(4.8)	(3.6)
Other, including foreign currency translation	.8	(2.3)
Ending balance	$31.7	$32.7

Avery Dennison Corporation
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable on our unaudited Condensed Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of September 30, 2023 and December 31, 2022, the amounts due to financial institutions for suppliers that participate in these programs were $352.4 million and $430.1 million, respectively.

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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Reported net sales change	(9)%	(11)%
Foreign currency translation	(1)	1
Sales change ex. currency(1)	(10)	(10)
Acquisitions	(1)	(1)
Organic sales change(1)	(11)%	(10)%
(1) Totals may not sum due to rounding
In the three months ended September 30, 2023, net sales decreased on an organic basis compared to the same period in the prior year primarily due to lower sales volume. In the nine months ended September 30, 2023, net sales decreased on an organic basis compared to the same period in the prior year due to lower sales volume, partially offset by the impact of pricing actions.
Net Income
Net income decreased from approximately $634 million in the first nine months of 2022 to approximately $360 million in the first nine months of 2023. Major factors affecting the change in net income included the following:
•Lower sales volume driven primarily by inventory destocking
•Higher restructuring charges
•Increased accrual for a legacy legal matter
•Growth investments
•Unfavorable foreign currency translation
Offsetting factors:
•Benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs
•The net impact of pricing and raw material input costs
•Lower provision for income taxes
Business Acquisitions
Subsequent to the end of the third quarter of 2023, in October 2023, we entered into an agreement to acquire Silver Crystal Group, a Canada-based provider of sports apparel customization and application solutions across in-venue, direct-to-business, and e-commerce platforms. We expect to complete this acquisition in the fourth quarter of 2023. We believe this business acquisition will expand the product portfolio in our Solutions Group reportable segment.
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
The aggregate purchase consideration, including purchase consideration payable, for the 2023 Acquisitions was approximately $206 million. We funded the 2023 Acquisitions using cash and commercial paper borrowings.
The 2023 Acquisitions were not material, individually or in the aggregate, to the unaudited Condensed Consolidated Financial Statements.
Refer to Note 2, “Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cost Reduction Actions
2023 Actions
In the third quarter of 2023, we approved a restructuring plan (the “2023 Plan”) to further optimize the European footprint of our Materials Group reportable segment, which is expected to decrease headcount by approximately 240 positions from the reduction of operations in a manufacturing facility in Belgium. The cumulative charges associated with the 2023 Plan through the third quarter of 2023 consisted of severance and related costs for the reduction of approximately 210 positions, as well as asset impairment charges. During the nine months ended September 30, 2023, we recorded $30.2 million in restructuring charges related to the 2023 Plan. The activities related to the 2023 Plan are expected to be substantially completed by mid-2025.

In addition to the restructuring charges recorded under the 2023 Plan, we recorded $42.2 million in restructuring charges during the nine months ended September 30, 2023 related to other 2023 actions (collectively, the "2023 Actions"). These charges consisted of severance and related costs for the reduction of approximately 1,160 positions at numerous locations across our company.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cash Flow

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$514.1	$615.2
Purchases of property, plant and equipment	(173.0)	(183.2)
Purchases of software and other deferred charges	(15.3)	(13.9)
Proceeds from sales of property, plant and equipment	.7	2.2
Proceeds from insurance and sales (purchases) of investments, net	47.1	1.9
Payments for certain acquisition-related transaction costs	—	.6
Adjusted free cash flow	$373.6	$422.8
During the first nine months of 2023, net cash provided by operating activities decreased compared to the same period last year primarily due to lower net income and higher tax payments, partially offset by changes in operational working capital and lower incentive compensation payments. During the first nine months of 2023, adjusted free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities, partially offset by higher net proceeds from insurance and sales of investments and a decrease in purchases of property, plant and equipment.
Outlook
Certain factors that we believe may contribute to our 2023 results are described below.
•We expect the impact of unfavorable foreign currency translation to reduce operating income by approximately $18 million.
•We expect incremental savings from restructuring actions, net of transition costs, of approximately $65 million.
•We expect our full year effective tax rate to be in the mid-twenty percent range.
•We expect fixed and IT capital expenditures to be approximately $300 million.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	September 30, 2023	October 1, 2022
Net sales	$2,098.3	$2,317.1
Cost of products sold	1,512.5	1,697.9
Gross profit	585.8	619.2
Marketing, general and administrative expense	332.6	330.8
Other expense (income), net	46.3	(3.9)
Interest expense	31.0	21.2
Other non-operating expense (income), net	(8.7)	(1.4)
Income before taxes	$184.6	$272.5
Gross profit margin	27.9%	26.7%

Avery Dennison Corporation
Gross Profit Margin
Gross profit margin for the third quarter of 2023 increased from the same period last year due to benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs, and the net impact of pricing and raw material input costs, partially offset by lower sales volume.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the third quarter of 2023 compared to the same period last year primarily due to higher employee-related costs from acquisitions and growth investments offsetting the benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs.
Other Expense (Income), Net

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$38.7	$4.7
Asset impairment charges	5.1	.1
Other items:
Outcomes of legal proceedings	2.5	—
Gain on venture investment	—	(8.7)
Other expense (income), net	$46.3	$(3.9)
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding legal proceedings.
Interest Expense
Interest expense increased in the third quarter of 2023 compared to the same period last year primarily as a result of higher interest rates on borrowings and higher debt levels.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	September 30, 2023	October 1, 2022
Income before taxes	$184.6	$272.5
Provision for income taxes	46.3	51.0
Net income	$138.3	$221.5
Per share amounts:
Net income per common share	$1.72	$2.73
Net income per common share, assuming dilution	1.71	2.70
Effective tax rate	25.1%	18.7%
Provision for Income Taxes
Our effective tax rate for the three months ended September 30, 2023 increased compared to the same period last year primarily due to lower discrete benefits, the recognition of uncertain tax positions in certain foreign jurisdictions, and higher non-deductible expenses resulting from foreign currency fluctuations. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Net sales including intersegment sales	$1,496.6	$1,733.8
Less intersegment sales	(40.6)	(39.8)
Net sales	$1,456.0	$1,694.0
Operating income(1)	176.5	235.9
(1)Included charges associated with outcomes of legal proceedings in 2023, restructuring actions in both years and gain on venture investment in 2022	$31.8	$(7.3)
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
September 30, 2023
Reported net sales change	(14)%
Foreign currency translation	(2)
Sales change ex. currency(1)	(16)
Organic sales change(1)	(16)%
(1) Totals may not sum due to rounding.

In the third quarter of 2023, net sales decreased on an organic basis compared to the same period in the prior year mainly due to lower sales volume driven primarily by inventory destocking. On an organic basis, net sales decreased by a low-teens rate in North America, over 25% in Western Europe and a low double-digit rate in emerging markets.
Operating Income
Operating income decreased in the third quarter of 2023 compared to the same period last year primarily due to lower sales volume and higher restructuring charges, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs.

Solutions Group

	Three Months Ended
(In millions)	September 30, 2023	October 1, 2022
Net sales including intersegment sales	$647.5	$633.2
Less intersegment sales	(5.2)	(10.1)
Net sales	$642.3	$623.1
Operating income(1)	50.7	75.8
(1)Included charges associated with outcomes of legal proceedings in 2023 and restructuring actions in both years.	$10.7	$3.4
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
September 30, 2023
Reported net sales change	3%
Foreign currency translation	2
Sales change ex. currency(1)	5
Acquisitions	(4)
Organic sales change(1)	1%
(1) Totals may not sum due to rounding.

Avery Dennison Corporation
In the third quarter of 2023, on an organic basis, sales increased compared to the same period in the prior year by a high-single digit rate in high value categories, partially offset by a mid-to-high single digit rate decrease in the base business. Company-wide, on an organic basis, sales of Intelligent Label solutions increased by a low-double digit rate compared to prior year.
Operating Income
Operating income decreased in the third quarter of 2023 compared to the same period last year primarily due to lower sales volume, higher employee-related costs, growth investments, higher restructuring charges and unfavorable foreign currency translation, partially offset by benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income Before Taxes

	Nine Months Ended
(In millions, except percentages)	September 30, 2023	October 1, 2022
Net sales	$6,253.8	$7,013.4
Cost of products sold	4,572.3	5,109.4
Gross profit	1,681.5	1,904.0
Marketing, general and administrative expense	986.6	1,018.5
Other expense (income), net	132.4	(2.1)
Interest expense	89.3	61.6
Other non-operating expense (income), net	(19.9)	(4.1)
Income before taxes	$493.1	$830.1
Gross profit margin	26.9%	27.1%
Gross Profit Margin
Gross profit margin for the first nine months of 2023 decreased from the same period last year primarily due to lower sales volume, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in the first nine months of 2023 compared to the same period last year primarily due to benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs, and the impact of favorable foreign currency translation, partially offset by growth investments and the impact of acquisitions.
Other Expense (Income), Net

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$64.6	$8.7
Asset impairment charges	6.8	.1
Other items:
Outcomes of legal proceedings	56.3	1.7
Transaction and related costs	4.2	.3
(Gain) loss on sales of assets	.5	(.5)
Gain on venture investment	—	(12.4)
Other expense (income), net	$132.4	$(2.1)
Refer to Note 5, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding legal proceedings.

Avery Dennison Corporation
Interest Expense
Interest expense increased in the first nine months of 2023 compared to the same period last year primarily as a result of higher interest rates on borrowings and higher debt levels.
Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	September 30, 2023	October 1, 2022
Income before taxes	$493.1	$830.1
Provision for income taxes	133.2	195.9
Net income	$359.9	$634.2
Per share amounts:
Net income per common share	$4.46	$7.75
Net income per common share, assuming dilution	4.43	7.70
Effective tax rate	27.0%	23.6%
Provision for Income Taxes
Our effective tax rate for the nine months ended September 30, 2023 increased compared to the same period last year primarily due to lower discrete benefits, the recognition of uncertain tax positions in certain foreign jurisdictions, and higher non-deductible expenses resulting from foreign currency fluctuations. Refer to Note 7, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Net sales including intersegment sales	$4,506.2	$5,157.9
Less intersegment sales	(113.7)	(104.1)
Net sales	$4,392.5	$5,053.8
Operating income(1)	530.8	705.4
(1)Included outcomes of legal proceedings and loss on sale of assets in 2023, charges associated with restructuring actions in both years and gain on venture investment in 2022	$52.2	$(9.9)
Net Sales
The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
September 30, 2023
Reported net sales change	(13)%
Foreign currency translation	1
Sales change ex. currency(1)	(12)
Organic sales change(1)	(12)%
(1) Totals may not sum due to rounding
In the first nine months of 2023, net sales decreased on an organic basis compared to the same period in the prior year mainly due to lower sales volume driven primarily by inventory destocking, partially offset by the impact of pricing actions. On an organic basis, net sales decreased by a low double-digit rate in North America, over 20% in Western Europe and a high single-digit rate in emerging markets.

Avery Dennison Corporation
Operating Income
Operating income decreased in the first nine months of 2023 compared to the same period last year primarily due to lower sales volume and higher restructuring charges, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs, and the net impact of pricing and raw material input costs.
Solutions Group

	Nine Months Ended
(In millions)	September 30, 2023	October 1, 2022
Net sales including intersegment sales	$1,886.5	$1,988.8
Less intersegment sales	(25.2)	(29.2)
Net sales	$1,861.3	$1,959.6
Operating income(1)	95.0	250.7
(1) Included charges associated with restructuring actions, outcomes of legal proceedings, transaction and related costs in both years and gain on sales of assets in 2022	$76.5	$6.3
Net Sales
The factors impacting reported net sales change are shown in the table below.

Nine Months Ended
September 30, 2023
Reported net sales change	(5)%
Foreign currency translation	2
Sales change ex. currency(1)	(3)
Acquisitions	(2)
Organic sales change(1)	(5)%
(1)Totals may not sum due to rounding
In the first nine months of 2023, on an organic basis sales decreased compared to the same period in the prior year by a mid-teens rate in the base business, partially offset by a mid-single digit rate increase in high value categories. Company-wide, on an organic basis, sales of Intelligent Label solutions increased by a mid-single digit rate compared to prior year.
Operating Income
Operating income decreased in the first nine months of 2023 compared to the same period last year primarily due to lower sales volume, an increased accrual for the Adasa legal matter, growth investments, higher employee-related costs, the impact of unfavorable foreign currency translation and higher restructuring charges, partially offset by benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Nine months ended
(In millions)	September 30, 2023	October 1, 2022
Net income	$359.9	$634.2
Depreciation	138.5	132.2
Amortization	82.9	85.0
Provision for credit losses and sales returns	32.4	36.9
Stock-based compensation	17.4	34.5
Deferred taxes and other non-cash taxes	(29.4)	(8.5)
Other non-cash expense and loss (income and gain), net	25.2	14.7
Changes in assets and liabilities and other adjustments	(112.8)	(313.8)
Net cash provided by operating activities	$514.1	$615.2

Avery Dennison Corporation
During the first nine months of 2023, net cash provided by operating activities decreased compared to the same period last year primarily due to lower net income and higher tax payments, partially offset by changes in operational working capital and lower incentive compensation payments.
Investing Activities

	Nine months ended
(In millions)	September 30, 2023	October 1, 2022
Purchases of property, plant and equipment	$(173.0)	$(183.2)
Purchases of software and other deferred charges	(15.3)	(13.9)
Proceeds from sales of property, plant and equipment	.7	2.2
Proceeds from insurance and sales (purchases) of investments, net	47.1	1.9
Payments for acquisitions, net of cash acquired, and venture investments	(203.7)	(37.0)
Net cash used in investing activities	$(344.2)	$(230.0)
Purchases of Property, Plant and Equipment
During the first nine months of 2023, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S., in certain countries in Latin America, primarily Mexico, and in certain counties in Asia, primarily Malaysia; in our Materials Group reportable segment, we primarily invested in buildings and equipment in the U.S. and in certain countries in Europe, primarily France. During the first nine months of 2022, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia, including Malaysia, China and Vietnam, and in the U.S.; in our Materials Group reportable segment, we primarily invested in buildings and equipment in the U.S., in certain countries in Europe, primarily France, and in certain countries in Latin America, primarily Brazil.
Purchases of Software and Other Deferred Charges
During the first nine months of 2023, we primarily invested in information technology upgrades in the U.S. During the first nine months of 2022, we primarily invested in information technology upgrades in the U.S. and Asia.

Proceeds from Insurance and Sales (Purchases) of Investments, net
During the first nine months of 2023, we utilized approximately $48 million of the cash surrender value available under our company-owned life insurance policies.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first nine months of 2023, we paid consideration, net of cash acquired, of approximately $203 million for the 2023 Acquisitions. We funded the 2023 Acquisitions using cash and commercial paper borrowings. During the first nine months of 2022, we paid consideration, net of cash acquired, of approximately $30 million for the acquisitions of TexTrace AG ("TexTrace") and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi ("Rietveld"). We funded the TexTrace and Rietveld acquisitions using cash and commercial paper borrowings. We also made certain venture investments in the first nine months of 2022.
Financing Activities

	Nine months ended
(In millions)	September 30, 2023	October 1, 2022
Net increase (decrease) in borrowings with maturities of three months or less	$70.6	$115.9
Additional long-term borrowings	394.9	—
Repayments of long-term debt and finance leases	(254.2)	(4.4)
Dividends paid	(191.5)	(178.3)
Share repurchases	(117.1)	(318.6)
Net (tax withholding) proceeds related to stock-based compensation	(23.8)	(25.1)
Other	(1.6)	—
Net cash used in financing activities	$(122.7)	$(410.5)
Borrowings and Repayment of Debt
During the first nine months of 2023 and 2022, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9

Avery Dennison Corporation
million, which we used to repay both existing indebtedness under our commercial paper programs and our $250 million aggregate principal amount of senior notes that matured on April 15, 2023.
Refer to Note 2, “Business Acquisitions,” and Note 4, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $2.37 per share in the first nine months of 2023 compared to $2.18 per share in the same period last year. In April 2023, we increased our quarterly dividend rate to $0.81 per share, representing an increase of approximately 8% from our previous quarterly dividend rate of $0.75 per share.
Share Repurchases
During the first nine months of 2023 and 2022, we repurchased approximately 0.7 million and 1.8 million shares of our common stock, respectively.
Long-lived Assets
In the nine months ended September 30, 2023, goodwill increased by approximately $114 million to $1.98 billion, reflecting the preliminary goodwill associated with the 2023 Acquisitions, partially offset by the impact of foreign currency translation.
In the nine months ended September 30, 2023, other intangibles resulting from business acquisitions, net, increased by approximately $20 million to $860.3 million, reflecting the valuation of the intangible assets associated with the 2023 Acquisitions, partially offset by current year amortization expense and the impact of foreign currency translation.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of September 30, 2023, the balance of our shareholders’ equity was $2.06 billion. Refer to Note 9, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	September 30, 2023
Change in net sales	$(90)
International operations generated approximately 69% of our net sales during the nine months ended September 30, 2023. Our future results are subject to changes in political and economic conditions globally and in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first nine months of 2023 compared to the same period last year was primarily related to sales in China.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to

Avery Dennison Corporation
maximize cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the third quarter of 2023 was comparable to the third quarter of 2022.

(In millions, except percentages)	September 30, 2023	October 1, 2022
(A) Working capital	$70.0	$22.5
Reconciling items:
Cash and cash equivalents	(209.9)	(128.2)
Other current assets	(242.1)	(233.6)
Short-term borrowings and current portion of long-term debt and finance leases	716.0	669.9
Accrued payroll and employee benefits and other current liabilities	763.0	886.3
(B) Operational working capital	$1,097.0	$1,216.9
(C) Third-quarter net sales, annualized	$8,393.2	$9,268.4
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	13.1%	13.1%
Accounts Receivable Ratio
The average number of days sales outstanding was 62 days in both the third quarter of 2023 and 2022, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter.

Inventory Ratio
Average inventory turnover was 6.5 in the third quarter of 2023 compared to 6.7 in the third quarter of 2022, calculated using the annualized third-quarter cost of products sold in 2023 and 2022, respectively, and divided by the inventory balance at quarter-end.
Accounts Payable Ratio
The average number of days payable outstanding was 76 days in the third quarter of 2023 compared to 74 days in the third quarter of 2022, calculated using the accounts payable balance at quarter-end divided by the respective annualized third-quarter cost of products sold. The increase in average number of days payable outstanding primarily reflected the impact of foreign currency translation and the timing of vendor payments.
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
As of September 30, 2023, we had cash and cash equivalents of $209.9 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of September 30, 2023, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region.
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
The Revolver, which matures in February 2026, is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of September 30, 2023 or December 31, 2022.
We currently anticipate using cash flows from operations and commercial paper borrowings to repay approximately $300 million of senior notes maturing in the third quarter of 2024.
Capital from Debt
The carrying value of our total debt increased by approximately $212 million in the first nine months of 2023 to $3.31 billion, primarily reflecting our issuance of $400 million of senior notes in March 2023 and a net increase in commercial paper borrowings, partially offset by the repayment of our $250 million of senior notes in April 2023.

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
We have operations in over 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions (including government shutdowns), tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact of these changes on the underlying demand for our products. In 2022, approximately 72% of our net sales were from international operations.
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
In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as recent civil, political and economic disturbances in the U.S., Russia, Ukraine, Afghanistan, Syria, Iraq, Iran, Turkey, North Korea, Hong Kong and Sri Lanka and the related impact on global stability, the Israel-Hamas war, terrorist attacks and the potential for other hostilities, public health crises or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that in turn could have a material adverse effect on our business. In February 2022, Russia invaded Ukraine after which the U.S., Canada, the European Union and other countries imposed economic sanctions on Russia, Belarus and certain banks, companies and individuals affiliated with those countries. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. In the second quarter of 2022, we ceased shipment of all products for the Russian market, where our sales in 2021 were approximately 1% of our net sales for that year, and we maintained that position throughout the year. The impact of these government measures and our exit from our Russia-related business, as well as any further retaliatory actions taken by Russia, the United States, the European Union and other jurisdictions, is unknown and could have a material adverse effect on our business. In October 2023, the war between Israel and Hamas began. Our sales in Israel in 2022 were less than 1% of our total net sales. We have experienced some disruptions in our operations in Israel and are reassessing our plans to address these disruptions, including sourcing production from alternative locations. The impact of this war and any additional hostilities that result in the Middle East region or elsewhere is unknown and could have a material adverse effect on our business.
We are not able to predict the duration and severity of adverse economic, social, political or market conditions in the U.S. or other countries.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer

Avery Dennison Corporation
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the third quarter of 2023 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(5)
July 2, 2023 – July 29, 2023	81.7	$173.83	81.7	$626.4
July 30, 2023 – August 26, 2023	39.7	181.16	39.7	619.2
August 27, 2023 – September 30, 2023	33.1	182.36	33.1	613.2
Total	154.5	$177.54	154.5	$613.2
(1)The periods shown are our fiscal periods during the thirteen-week quarter ended September 30, 2023.
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
(5)Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2023.
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

/s/ Gregory S. Lovins
Gregory S. Lovins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Divina F. Santiago
Divina F. Santiago
Vice President, Controller
(Principal Accounting Officer)

October 31, 2023