Form 10-K
period 2023-12-30
Avery Dennison Corp
filed 2024-02-21
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023 or

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
Not applicable.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.7 billion.
Number of shares of common stock, $1 par value, outstanding as of January 27, 2024, the end of the registrant’s most recent fiscal month: 80,508,663.
The following documents are incorporated by reference into the Parts of this Form 10-K indicated below:

Document	Incorporated by reference into:

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 25, 2024	Parts III, IV

AVERY DENNISON CORPORATION
FISCAL YEAR 2023 ANNUAL REPORT ON FORM 10-K

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
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impacts to underlying demand for our products from global economic conditions, political uncertainty, and changes in environmental standards and governmental regulations; (ii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iii) the cost and availability of raw materials; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions.
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide economic, social, political and market conditions; changes in political conditions, including those related to China, the Russia-Ukraine war, the Israel-Hamas war and related hostilities in the Middle East; fluctuations in foreign currency exchange rates; and other risks associated with international operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, laws and regulations, tariffs and customer preferences; increasing environmental standards; the impact of competitive products and pricing; execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; restructuring and other productivity actions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; collection of receivables from customers; our sustainability and governance practices; and epidemics, pandemics or other outbreaks of illness
•Information Technology – disruptions in information technology systems, cyber attacks or other security breaches; and successful installation of new or upgraded information technology systems
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest rates; volatility in financial markets; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of intellectual property; impact of legal and regulatory proceedings, including with respect to environmental, compliance and anti-corruption, environmental, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of February 21, 2024. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

PART I
Item 1.    BUSINESS
Company Background
Avery Dennison Corporation (“Avery Dennison” or the “Company” and generally referred to as “we” or “us”) was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became our wholly-owned subsidiary and in connection with which we changed our name to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.
Business Overview and Reportable Segments
We are a global materials science and digital identification solutions company that provides a wide range of branding and information solutions that optimize labor and supply chain efficiency, reduce waste, advance sustainability, circularity and transparency, and better connect brands and consumers. Our products and solutions include labeling and functional materials, radio-frequency identification ("RFID") inlays and tags, software applications that connect the physical and digital, and a variety of products and solutions that enhance branded packaging and carry or display information that improves the customer experience. We serve an array of industries worldwide, including home and personal care, apparel, general retail, e-commerce, logistics, food and grocery, pharmaceuticals and automotive.
Our reportable segments for fiscal year 2023 were:
•Materials Group; and
•Solutions Group
In 2023, our Materials Group and Solutions Group reportable segments comprised approximately 69% and 31%, respectively, of our total net sales.
In 2023, international operations constituted a substantial majority of our business, representing approximately 69% of our net sales. As of December 30, 2023, we operated over 200 manufacturing and distribution facilities in more than 50 countries.
Materials Group
Our Materials Group business is a leading provider to pressure-sensitive label and graphics industries worldwide. Our innovative products include label materials, graphics and reflective materials and functional bonding materials, such as tapes. Our label materials enhance shelf appeal for brands, inform shoppers, advance circularity, increase transparency, help reduce waste and improve operational supply chain efficiency. Our graphics portfolio offers highly engineered materials that range from vehicle wraps to architectural films. Materials Group plays a key role in advancing our fast-growing intelligent labels business, providing the materials science capabilities and process engineering expertise essential to developing and manufacturing intelligent labels at scale.
Our Materials Group manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label materials and performance tapes products, Avery Dennison®- and Mactac®-brand graphics, and Avery Dennison®-brand reflective products. Materials Group’s business tends not to be seasonal, except for certain outdoor graphics and reflective products.
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
A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four layers: a face material, which may be paper, metal foil, plastic film or fabric; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive from premature contact with other surfaces that can also serve as a carrier for supporting and dispensing individual labels. When the products are ready for use, the release coating and protective backing are removed, exposing the adhesive so that the label or other face material may be pressed or rolled into place. Because they are easy to apply without the need for adhesive activation, self-adhesive materials can provide cost savings compared to other materials that require heat- or moisture-activated adhesives, while also offering aesthetic and other advantages over alternative technologies.
Label materials are sold worldwide to label converters for labeling, decorating and specialty applications in the home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits, food and logistics market segments. When used in package decoration applications, the visual appeal of self-adhesive materials can help increase sales of the products on which the materials are applied. Self-adhesive materials are also used to convey variable information, such as RFID inlays to enable digital identities on items and bar codes for mailing or weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials, which can be made into labels of varying sizes and shapes.
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
Our larger competitors in label materials include UPM Raflatac, a subsidiary of UPM Corporation; Fedrigoni Self-Adhesives; Lintec Corporation; Flexcon Corporation, Inc.; and an array of smaller regional and local companies. For graphics and reflective products, our largest competitors are 3M Company (“3M”) and the Orafol Group. For performance tapes products, our competitors include 3M; Tesa-SE, a subsidiary of Beiersdorf AG; Nitto Denko Corporation; and numerous regional and specialty suppliers. For fastener products, there are a variety of competitors supplying extruded and injection molded fasteners and fastener attaching equipment. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products and reliable service, product and process innovation, distribution capabilities, brand strength and product innovation are the primary advantages in maintaining and further developing our competitive position.
Solutions Group
Our Solutions Group is a leading global provider of information and branding products and solutions that cover a breadth of customer needs from digital identification and data management, branding and embellishment, as well as productivity, pricing and retail media. We empower customers across multiple retail and industry segments to connect the physical and digital worlds, leveraging our industry-leading RFID solutions. Our technology addresses complex customer challenges, provides transparency and visibility across supply chains, improves labor and waste efficiency, and enables better consumer experiences at the point of purchase and beyond. Market segments served include the global apparel, logistics, food and grocery, and general retail industries. As a large ultra-high frequency RFID solutions provider, we leverage our innovation and data management capabilities, global footprint and market access in the ongoing advancement of our intelligent labels business.
The branding solutions of the Solutions Group include brand embellishments, graphic tickets, tags, and labels, and sustainable packaging. Solutions Group’s information solutions include item-level RFID solutions; visibility and loss prevention solutions; price ticketing and marking; care, content, and country of origin compliance solutions; brand protection and security solutions; and Vestcom®-brand shelf-edge productivity and media solutions.
In the Solutions Group, our primary competitors include Checkpoint Systems, Inc., a subsidiary of CCL Industries Inc.; R-pac International Corporation; and SML Group Limited. We believe that our product, process and solution innovation, global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions close to where they manufacture, source and sell are the key advantages in maintaining and further developing our competitive position.
Research, Development and Innovation
As a global leader in materials science, we innovate to develop and introduce new products and solutions that help customers solve for some of the most complex problems in the industries we serve. Our vision is to leverage the strengths of our Materials and Solutions businesses to lead at the intersection of the physical and digital worlds. Our decades of experience creating solutions for customers and our core capabilities in materials science, engineering and process technology enable us to drive continuous innovation throughout our industries. Our innovation efforts focus on anticipating market and customer challenges and opportunities, and applying technology to address them. Our investment in innovation aims to accelerate growth, expand margins and enable customer success by leveraging scalable innovation platforms and delivering sustainability initiatives and advanced technologies.
Many of our new products result from our research and development efforts. These efforts are directed primarily toward developing products and solutions, operating techniques and improving productivity, sustainability and product performance, often in close association with our customers or end users. These efforts provide intellectual property that leverages our research and development relating to adhesives, as well as printing and coating technologies, films, release and ink chemistries in Materials Group. We focus on research projects related to RFID, external embellishments, data and digital solutions and printing technologies in Solutions Group, in each case for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that advance the circular economy, reduce materials and waste, use recycled content, and extend product end-of-life or enable product recycling.
Acquisitions and Venture Investments
In addition to our investments to support organic growth, we have pursued complementary and synergistic acquisitions. In 2023, we acquired Silver Crystal Group ("Silver Crystal"), a Canada-based provider of sports apparel customization and application solutions across in-venue, direct-to-business and e-commerce platforms; LG Group, Inc. ("Lion Brothers"), a Maryland-based designer and manufacturer of apparel brand embellishments; and Thermopatch, Inc. ("Thermopatch"), a New York-based manufacturer specializing in labeling, embellishments and transfers for the sports, industrial laundry, workwear and hospitality industries. The aggregate purchase consideration for these 2023 acquisitions was approximately $231 million. In 2022, we acquired TexTrace AG (“TexTrace”), a Switzerland-based technology developer specializing in custom-made woven and knitted radio-frequency identification products that can be sewn onto or inserted into garments, as well as Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi (collectively, “Rietveld”), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. The aggregate purchase consideration for the acquisitions of TexTrace and Rietveld was approximately $35 million. During 2023, we also made one venture investment in a company developing technological solutions that we believe have the potential to advance our businesses. For information regarding our acquisitions, see Note 2, “Business Acquisitions,” in the Notes to Consolidated Financial Statements. For information regarding our venture investments, see Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements.
Patents, Trademarks and Licenses
The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which we operate.
Human Capital Resources
Our Global Workforce
With approximately 69% of our 2023 net sales originating outside the U.S. and approximately 40% of our net sales originating in emerging markets (Asia Pacific, Latin America, Eastern Europe and Middle East/Northern Africa), our employees are located in more than 50 countries to best serve our customers. Approximately 83% of our employees at year-end 2023 were located outside the U.S. and approximately 66% were located in emerging markets.
The charts below show our global employee population by region and operational function. Over 19,000 of our approximately 35,000 employees at year-end 2023, representing approximately 56% of our global workforce, were in Asia Pacific, serving our customers in that region. At that time, approximately 65% of our global workforce worked in the operations of our manufacturing facilities or in positions directly supporting them from other locations.

Workforce by Region
Asia Pacific	56%
North America	22
Europe	18
Latin America	4

Workforce by Function
Operations	65%
Non-Operations	35

Talent & Development
Attracting, developing and retaining highly-skilled talent is critical to our ability to continuously deliver sustainable growth. We provide ongoing support and resources to our team members worldwide to ensure that their skills evolve with our business needs, industry trends and human capital management best practices, as well as enable increased productivity, peak performance and career growth. We have robust talent review and succession planning processes that provide individually targeted development opportunities for our team members. We emphasize on-the-job development and coaching, and also provide facilitator-led and direct-access online training, responsibility for executing special projects and, in some cases, cross-functional or cross-regional work assignments.
Pay & Benefits
Our compensation philosophy is to offer market-based, competitive wages and benefits in the markets where we compete for talent – all of our employees were paid at least the applicable legal minimum wage, and over 98% of our employees were paid above the applicable legal minimum wage at year-end 2023. Pay is generally positioned around the market median, with variances based on knowledge, skills, years of experience and performance. In addition to base wages, our compensation and benefit programs — which vary by region, country and business unit — include short-term incentives (generally paid in cash), long-term incentives (e.g., cash- or stock-based awards), employee savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave and employee assistance programs. We annually evaluate pay equity, making adjustments where appropriate. In 2023, we reviewed pay equity (considering total base, annual incentive compensation and long term incentives) with respect to gender for all non-manufacturing employees globally, as well as manufacturing employees in the U.S. and certain other countries, and with respect to race/ethnicity for all U.S. employees. We offer flexible work arrangements for our office-based workforce to provide them with greater flexibility to balance their work and personal commitments, while ensuring that we meet the needs of our business. Our infrastructure, information security and digital tools support employee efficiency and effectiveness wherever they work.
Employee Engagement
Because we believe that an engaged workforce promotes retention and minimizes employee turnover, we annually conduct a global employee engagement survey. With a focus on continuous improvement, in 2023 we launched our survey using a more advanced platform providing real-time access to results, improved analytics and ability to connect data throughout the employee experience, more meaningful comparisons to external benchmarks, and ongoing pulse survey capability. Our business and functional teams use the anonymized results of our survey to identify and implement actions to address potential opportunities for improvement. While employee engagement is the result of many factors, we believe strong, encouraging and open leadership, as well as a continued effort to foster a collaborative, supportive culture, leads to strong workforce engagement.
Workforce Health & Safety
Safety is one of our highest priorities, and we continually work to ensure our manufacturing facilities, distribution centers and administrative offices focus on safety, so that anyone working in or visiting one of our locations feels and remains safe from injury. Our global Recordable Incident Rate of 0.22 in 2023 was significantly lower than the Occupational Safety and Health Administration manufacturing industry average of 3.2 in 2022 (the most recent available industry average).
Diversity, Equity & Inclusion
Our diversity, equity and inclusion ("DEI") efforts are intended to foster an environment where employees can grow and be increasingly productive and innovative, enhancing our reputation as a great place to work and allowing us to attract and retain talent for the benefit of our stakeholders. These efforts continue to gain momentum and create impact. In 2023, we significantly increased the number of questions we asked around DEI in our annual employee engagement survey. By aligning to external best practice questions, we can more deeply understand our DEI progress and opportunities. Our DEI global strategic pillars of focus continue to be: increasing the number of women who hold leadership positions; enhancing the experience of our manufacturing employees; increasing representation and inclusion for underrepresented groups, with priority populations and actions established regionally; and making merit and transparency even more foundational to our employee experience. During 2023, we continued conducting listening sessions to better understand both our strengths and areas of opportunity, and have deployed programmatic strategies such as leadership development programming; sponsorship and mentorship programs; connection events to build a culture of inclusion for our manufacturing employees across the globe; and talent analytics and pipeline modeling to further advance inclusion. Additionally, our Regional DEI Councils and Employee Resource Groups ("ERGs") continue to be integral in advancing our DEI strategy. ERGs, which are open to all employees, bring team members who have shared interests, providing them a means to collectively amplify their voices.

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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. This website address is not intended to function as a hyperlink and the information located there is not, nor should it be considered, part of this report or incorporated by reference into this report. We also make available on the investors section of our website under Corporate Governance – the following documents as currently in effect: (i) Amended and Restated Certificate of Incorporation; (ii) Amended and Restated Bylaws; (iii) Corporate Governance Guidelines; (iv) Code of Conduct, which applies to our directors, officers and employees; (v) Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (vi) charters of the Audit, Talent and Compensation, Governance and Finance Committees of our Board of Directors; and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge upon written request to our Corporate Secretary, Avery Dennison Corporation, 8080 Norton Parkway, Mentor, Ohio 44060.
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
Risk Related to Our International Operations
The demand for our products is impacted by the effects of, and changes in, worldwide economic, social, political and market conditions, which have had in the past and could in the future have a material adverse effect on our business.
We have operations in more than 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in political, social, economic and labor conditions (including governmental shutdowns), tax laws (including U.S. taxes on foreign earnings), and international trade regulations (including tariffs), as well as the impact these changes have on demand for our products. In 2023, approximately 69% of our net sales were from international operations.
Macroeconomic developments such as impacts from slower growth in geographic regions in which we operate; inflation; raw material, freight and labor availability and cost; energy costs; political, social, supply chain and other disruptions; epidemics, pandemics or other outbreaks of illness, disease or virus; and uncertainty in the global credit or financial markets leading to a loss of consumer confidence could result in a material adverse effect on our business as a result of, among other things, lower consumer spending, reduced asset valuations, diminished liquidity and credit availability, volatility in securities prices, credit rating downgrades and fluctuations in foreign currency exchange rates.
Tensions remain in relations between the U.S. and China. In recent years, the U.S. government imposed or increased tariffs on various products imported into the U.S. from China. This has resulted in reciprocal tariffs on goods imported from the U.S. into China. The impacts on our operations to date have not been significant. However, our business could be significantly impacted if additional tariffs or other restrictions are imposed on products. These actions or other developments in international trade relations could have a material adverse effect on our business.
In addition, business and operational disruptions or delays caused by political, social or economic instability and unrest – such as recent civil, political and economic disturbances in Argentina, Afghanistan, Syria, Iraq, Yemen, Iran, Turkey, North Korea, Hong Kong and Sri Lanka and the related impact on global stability, the Russia-Ukraine war, the Israel-Hamas war, terrorist attacks and the potential for other hostilities or natural disasters in various parts of the world – could contribute to a climate of economic and political uncertainty that could have a material adverse effect on our business. The Russia-Ukraine war that began in February 2022 continued in 2023 and we maintained our position of not shipping products for the Russian market throughout the year. The impact of the continuing war and our exit from our Russia-related business, as well as any further retaliatory actions taken by Russia, the U.S., the European Union and other jurisdictions, is unknown and could have a material adverse effect on our business. In October 2023, the war between Israel and Hamas began. Our sales in Israel in 2022 were less than 1% of our total net sales and have declined since the beginning of the war. We have experienced some disruptions in our operations in Israel and implemented plans to address these disruptions, which included sourcing production from alternative locations while focusing on the continued safety of our Israeli employees and their families. The impact of this war and any related hostilities in the Middle East region or elsewhere is unknown and could have a material adverse effect on our business.
We are not able to predict the duration and severity of adverse economic, social, political or market conditions in the U.S. or other countries.
Foreign currency exchange rates, and fluctuations in those rates, may materially adversely affects our business.
The substantial majority of our net sales in 2023 was in foreign currencies. Fluctuations in currency exchange rates, such as those associated with the Argentine peso and Chinese renminbi which had unfavorable impacts in 2023, may result in a variety of negative effects, including lower net sales, increased costs, lower gross margin percentages, increased allowance for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangible assets. Foreign currency translation decreased our net sales in 2023 by approximately $58 million compared to the prior year.
We monitor our foreign currency exposures and may use hedging instruments to mitigate transactional exposure to changes in foreign currencies. The effectiveness of our hedges in part depends on our ability to accurately forecast our future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile foreign currency exchange rates. Our hedging activities may offset only a portion, or none at all, of the material adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the hedges are in place and we may incur significant losses from these activities.

Our strategy includes increased growth in emerging markets, including China, which creates greater exposure to unstable political conditions, civil unrest, economic volatility, contagious disease and other risks applicable to international operations.
A significant amount of our net sales – approximately 40% in 2023 – originated in emerging markets, which includes countries in Asia Pacific, Latin America, Eastern Europe and Middle East/Northern Africa. The profitable growth of our business in emerging markets is a significant focus of our long-term growth strategy and our regional results have and can fluctuate significantly based on their economic conditions. Our business operations have been and may continue to be adversely affected by the current and future political environment in China, including as a result of its response to tariffs imposed by the U.S. government on goods imported from China, tariffs imposed by China on U.S. goods, the increasing use of economic sanctions and export control restrictions, any trade agreements entered into between the U.S. and China, and tensions related to Hong Kong and Taiwan. Our ability to operate in China or other emerging markets has been and may continue to be adversely affected by changes in the laws and regulations of these jurisdictions or their interpretation thereof, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property, foreign currency conversion, the regulation of private enterprises and other matters.
Epidemics, pandemics or other outbreaks of illness, disease or virus and other adverse developments in emerging markets materially adversely affected our business at various times during the 2020-2023 period. There have been and could be further disruptions in our supply chain or ability to manufacture our products, as well as temporary closures of our facilities or those of our suppliers or customers, which have impacted and could in the future impact our sales and operating results.
If we are unable to successfully expand our business in emerging markets or achieve the return on capital we expect from our investments in these countries, our financial performance could be materially adversely affected. In addition to the risks applicable to our international operations, factors that have negatively impacted our operations in these emerging markets from time to time include the less established or reliable legal systems and possible disruptions due to unstable political conditions, civil unrest or economic volatility. These factors can have a material adverse effect on our business in the affected markets by decreasing consumer purchasing power, reducing demand for our products or increasing our costs.
Our operations and activities outside of the U.S. subjects us to risks different from and potentially greater than those associated with our domestic operations.
A substantial portion of our employees and assets are located outside of the U.S. and, in 2023, approximately 69% of our sales was generated outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face in our domestic operations, including changes in foreign political, regulatory and economic conditions, whether nationally, regionally or locally; changes in foreign currency exchange rates; inflation; reduced protection of intellectual property rights; laws and regulations impacting the ability to repatriate foreign earnings; challenges complying with foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, such as the UK’s Bribery Act of 2010; differences in lending practices; challenges with complying with applicable export and import control laws and regulations; and differences in language, culture and time zone.
Risks Related to Our Business
As a manufacturer, our sales and profitability depend upon the availability and cost of raw materials and energy, which are subject to price fluctuations, and our ability to control or offset increases in raw material and labor costs. Raw material and freight cost increases have impacted our business.
The markets for the raw materials used in our businesses are challenging and can be volatile, impacting raw material availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor, freight and energy have occurred in the past, and could recur. In 2021 and 2022, we implemented targeted price increases in our Materials Group reportable segment to address raw material inflation, which began moderating in 2023. If we experience inflationary headwinds in the future, we may implement similar pricing measures. Our performance depends in part on our ability to offset increased raw material costs by raising our selling prices or re-engineering our products.
It is also important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. We may experience supply chain disruptions due to natural and other disasters or other events, or our existing relationships with suppliers could deteriorate or end in the future. Any such disruption in our supply chain could have a material adverse effect on our sales and profitability, and any sustained inability to obtain adequate supplies could have a material adverse effect on our business.

We are affected by changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences. If we do not compete effectively or respond appropriately to these changes, it could reduce market demand, or we could lose market share or reduce our selling prices to maintain market share, any of which could materially adversely affect our business.
We face the risk that existing or new competitors, which include some of our customers, distributors, and suppliers, will expand in our key market segments or develop new technologies, enhancing their competitive position relative to ours. Competitors also may be able to offer additional products, services, lower prices or other incentives that we cannot or that, to maintain profitability, we may not be able to offer. There can be no assurance that we will be able to compete successfully against current or future competitors or new technologies.
We also are exposed to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which may be affected by announced price increases, changes in our customer incentive programs, or changes in the customer’s ability to achieve incentive targets. Changes in customers’ preferences for our products can also affect demand for our products and a decline in demand for our products could have a material adverse effect on our business. In our Materials Group reportable segment, as supply chain constraints eased in 2022, customers increased inventory levels following a period of reduced availability. In the fourth quarter of 2022, inventories downstream from our company began to unwind swiftly, resulting in lower demand. This continued in 2023, with volume improving sequentially throughout the year.
We are affected by changes in our markets due to increasing environmental standards. If we do not respond appropriately to these changes, it could negatively impact market demand, our market share and pricing, any of which could materially adversely affect our business. Adverse weather conditions and natural disasters, including those related to the impacts of climate change, adversely affect our business.
A substantial amount of our label materials is sold for use in plastic packaging in the food, beverage, and home and personal care market segments. In recent years, there has been an accelerated focus on sustainability and transparency in sustainability reporting, with greater concern regarding climate change and single-use plastics, corporate commitments and increasing stakeholder expectations regarding the reuse and recyclability of plastic packaging and recycled content, and increased regulation in multiple geographies regarding the collection, recycling and use of recycled content. Changes in consumer preferences and laws and regulations related to the use of plastics reduces demand for certain of our products but also has the potential to increase demand for our more sustainable products. We have established a strategic innovation platform, among other things, focused on material circularity and waste elimination/reduction to develop products and solutions that advance the circular economy and address the need for increased recyclability of plastic packaging, in collaboration with our customers and the businesses in our supply chain. We have made considerable investments in our sustainability-driven products, but there can be no assurance that they will be successful, and a significant reduction in the use of plastic packaging could materially adversely affect demand for our products.
The scientific consensus is that the emission of greenhouse gases (“GHG”) is altering our atmosphere in ways that are adversely affecting global climate. There is continuing concern from members of the scientific community and the general public that GHG emissions and other human activities have or will cause significant changes in weather patterns and increase the frequency or severity of extreme weather events, including droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis. Concern regarding climate change has led and is likely to continue leading to increasing demands by legislators and regulators, customers, consumers, investors, employees and non-governmental organizations for companies to reduce their GHG emissions. One of our 2025 sustainability goals is to achieve at least a 3% absolute reduction in our GHG emissions year-over-year and at least a 26% absolute reduction compared to our 2015 baseline by 2025; we have already exceeded the cumulative 2025 GHG emissions reduction goal. As part of our more ambitious 2030 sustainability goals, we are aiming by 2030 to reduce our Scope 1 and 2 GHG emissions by 70% compared to our 2015 baseline and work with our supply chain to reduce Scope 3 GHG emissions by 30% against our 2018 baseline; we also have an ambition to be net zero by 2050. We could face risks to our reputation, investor confidence and market share if we are unable to continue reducing our GHG emissions. Increased raw material costs, such as for fuel and electricity, and compliance-related costs could also impact customer demand for our products. The extent of the impact of climate change on our business is uncertain, as it will depend on the limits imposed by, and timing of, new or stricter laws and regulations, more stringent environmental standards and expectations, and evolving customer and consumer preferences, but it is likely to increase our costs and could have a material adverse effect on our business.
We have recently acquired companies and are likely to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and employees.
To grow existing businesses and expand into new areas, we have made acquisitions and are likely to continue acquiring companies that increase our presence in high value product categories, increase our pace of innovation and advance our sustainability priorities. In 2023, we acquired Silver Crystal, Lion Brothers and Thermopatch for aggregate purchase consideration of approximately $231 million. In 2022, we acquired TexTrace and Rietveld for aggregate purchase consideration approximately $35 million. The success of any acquisition depends on the ability of the combined company to realize the anticipated benefits from combining our businesses. Realizing these benefits depends, in part, on maintaining adequate focus on executing the business strategies of the combined company as well as the successful integration of assets, operations, functions and personnel. We continue to evaluate potential acquisition targets and ensure we have a robust pipeline of potential opportunities.
Various risks, uncertainties and costs are associated with acquisitions. Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers and production facilities and cost savings can be difficult to achieve and the success of integration activities can be uncertain. While we have not experienced significant issues with our acquisitions to date, if management of our combined company is unable to continue minimizing the potential disruption of the combined company’s ongoing business during the integration process, the anticipated benefits of any acquisition may not be fully realized. In addition, the inability to successfully manage the implementation of appropriate systems, policies, benefits and compliance programs for the combined company could have a material adverse effect on our business. We may not be able to retain key employees of an acquired company or achieve the projected performance targets for the business into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and that of the acquired company may suffer due to uncertainty or diversion of management attention. Future acquisitions could result in increased debt, dilution, liabilities, interest expense, restructuring charges and amortization expenses related to intangible assets. There can be no assurance that acquisitions will be successful and contribute to our profitability. Further, we may not be able to identify value-accretive acquisition targets that support our strategy of expanding our position in high value product categories or be able to successfully execute additional acquisitions in the future.
A significant consolidation of our customer base could negatively impact our business.
A significant consolidation of our customer base could negatively impact our business. In recent years, some converter customers served by our Materials Group reportable segment have consolidated and integrated vertically and some of our largest customers have acquired companies with similar or complementary product lines. Industry consolidation could continue to increase the concentration of our business with our largest customers. Further consolidation may be accompanied by pressure from customers for us to lower our selling prices. While we have been generally successful at managing customer consolidations in the past, increased pricing pressures from our customers could have a material adverse effect on our business.
Because some of our products are sold by third parties, our business depends in part on the financial condition of these parties and their customers.
Some of our products are sold not only by us, but also by third-party distributors. Some of our distributors also market products that compete with our products. Changes in the financial or business conditions, including economic weakness, market trends or industry consolidation, or the purchasing decisions of these distributors or their customers could materially adversely affect our business.
Our reputation, sales, and earnings could be materially adversely affected if the quality of our products and services does not meet customer expectations. In addition, product liability claims or regulatory actions could materially adversely affect our business and reputation.
There are times when we experience product quality issues resulting from defective materials, manufacturing, packaging or design. These issues are often discovered before shipping, causing delays in shipping, delays in the manufacturing process, or, occasionally, cancelled orders. When issues are discovered after shipment, they may result in additional shipping costs, discounts, refunds or loss of future sales. Both pre-shipping and post-shipping quality issues could have a material adverse effect on our business and negatively impact our reputation.
Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties that could have a material adverse effect on our business, product liability claims or regulatory actions could result in negative publicity, reputational harm and loss of brand value. We also could be required to recall and possibly discontinue the sale of products deemed to be defective or unsafe, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, claims are subject to a deductible or may not be covered under the terms of the policy.
Changes in our business strategies and the restructuring of our operations affect our costs and the profitability of our businesses. In addition, our profitability may be materially adversely affected if we generate less productivity improvement from our restructuring actions than projected.
As our business environment changes, we have adjusted and may need to further adjust our business strategies or restructure our operations or particular businesses. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could prove unprofitable. We engage in restructuring actions from time to time to reduce our costs and increase efficiencies across our business segments. We expended approximately $79 million in 2023 compared to $8 million for restructuring actions in 2022. Our restructuring actions in 2023 included a restructuring plan to further optimize the European footprint of our Materials Group reportable segment. We had incremental savings from restructuring actions, net of transition costs, of approximately $69 million in fiscal year 2023. We intend to continue efforts to reduce costs in all our businesses, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The success of these efforts is not assured and targeted savings may not be realized. In addition, cost reduction actions can result in restructuring charges and could expose us to production risk, loss of sales and employee turnover. We cannot provide assurance that we will achieve the intended results of any of our restructuring actions, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.
Our ability to develop and successfully market new products and applications impacts our competitive position.
The timely introduction of new products and improvements to current products helps determine our success. Many of our current products are the result of our research and development efforts, for which we expensed $135.8 million in 2023. These efforts are directed primarily toward developing new products and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in Materials Group. We focus on research projects related to RFID and external embellishments in Solutions Group, for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that increase the use of recycled content, reduce waste, extend life or enable recycling. Research and development is complex and uncertain, requiring innovation and anticipation of market trends, which means that the costs of these expenditures may not be recovered through additional sales. We could focus on products that ultimately are not accepted by customers or end users or we could experience delays in the production or launch of new products could compromise our competitive position.
Our infrastructure needs impact our business and expenditures.
We continue to invest in our long-term growth and margin expansion plans, with $285.1 million in capital expenditures, including fixed assets and information technology, in 2023. We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. In recent years, we expanded Materials Group’s manufacturing capabilities in India and a location in Indiana; moved our Solutions Group’s Vietnam business into a new, expanded facility; and made additional investments in both capacity and business development globally for our Intelligent Labels RFID platform, including new facilities in Brazil and Mexico. We also transferred Materials Group’s European medical capacity from Belgium to Ireland. In addition, we added capacity through our acquisitions of Silver Crystal, Lion Brothers and Thermopatch in 2023. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, failures in execution, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.
Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.
Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have increased the allowance due to, for example, epidemics, pandemics or other outbreaks of illness, supply chain challenges, issues with raw material availability and cost, freight and labor availability, and inflationary pressures, and in the future may experience losses as a result of our inability to collect some of our accounts receivable. A customer’s financial difficulties are likely to result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur widely in our customer base, our inability to collect on our accounts receivable from customers could substantially reduce our cash flows and income and have a material adverse effect on our business.
There is a rapidly evolving awareness and focus from stakeholders, including our investors, customers and employees, with respect to global climate change and our company’s sustainability and governance practices, which could affect our business.
Investor and societal expectations with respect to sustainability or governance matters have been evolving and increasing. We risk damage to our reputation if we do not continue to act responsibly with respect to these matters in the following key areas: environmental stewardship; DEI; corporate governance; support for our communities; and transparency. A failure to adequately meet stakeholders’ expectations could result in loss of business, diluted market valuation, an inability to attract and retain customers and personnel, increased negative investor sentiment toward us and/or our customers and the diversion of investment to other industries, which could have a negative impact on our stock price and access to and cost of capital.
Epidemics, pandemics or other outbreaks of illness, and restrictions intended to prevent their spread, could materially adversely impact our business.
Epidemics, pandemics or other outbreaks of illness, disease or virus in the markets in which we do business, and actions taken to contain or prevent their further spread, could materially impact our business, as they did at various times during the 2020-2023 period. They could result in restrictive governmental measures being implemented to control their spread, including quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, and/or restrictions on types of business that may continue to operate, which could materially adversely affect our business.

Risks Related to Information Technology
Significant disruption to the information technology infrastructure that stores our information could materially adversely affect our business.
We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like all information technology systems, ours are susceptible to a number of risks including, but not limited to, damage or interruptions resulting from obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, ransomware or other malicious attacks and data security breaches. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. We have continued to implement measures to mitigate our risk related to system and network disruptions, but if a significant disruption were to occur, we could incur significant losses and remediation costs that could have a material adverse effect on our business.
Additionally, we rely on services provided by third-party vendors for certain information technology processes, including system infrastructure management, application management, and software as a service. While we have matured our cybersecurity due diligence process, this reliance on third parties makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls.
Cybersecurity or other security breaches could compromise our information and expose us to liability, which could have a material adverse effect on our business and reputation.
We maintain information necessary to conduct our business in digital form, which is stored in data centers and on our networks and third-party cloud services, including confidential and proprietary information as well as personal information regarding our customers and employees. The secure maintenance of this information is critical to our operations. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems and processes at significant cost to prevent this from occurring, but these systems require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We experience non-material cybersecurity events each year that are escalated through our documented and tested Security Incident Response Plan, and although we have not experienced a significant breach in recent years, the possibility of intrusion, tampering and theft cannot be eliminated entirely. Our information technology and infrastructure are vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions, and the threat landscape remains challenging with our digital business transformation, hybrid workforces, the increasing use of artificial intelligence, and interconnected supply chains expanding the risk of attack. We also perform cybersecurity due diligence and mitigate identified risks during our M&A due diligence process; however, there is still a risk that a recent or future acquisition experiences an event that could lead to a breach before risks are able to be mitigated.
Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain written agreements and assurances that these third parties will protect this information and, where appropriate, assess the protections utilized by these third parties, we are aware of suppliers in our ecosystem who have experienced security events, and there is a risk the confidentiality of data held by third parties may be compromised.
Breaches or attacks can compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there can be accessed, publicly disclosed, lost or stolen. Any access, disclosure or loss of information could disrupt our operations, result in legal claims or proceedings, damage our reputation, impair our ability to conduct business, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, often substantially limit our ability to fully recover our losses. If the personal information of our customers or employees were to be misappropriated, we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions and our reputation with our customers and employees could be injured, resulting in loss of business or decline in morale. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU, the Personal Information Protection Law in China, the General Data Protection Law in Brazil and the state of California’s Privacy Rights Act – and although we have made reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of a data privacy violation.
Cybersecurity risk and ransomware attacks on companies continue to significantly increase and there can be no assurance that we have fully protected our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and in the cloud) are taking similar precautions, or that we will not experience hacking or intrusion attempts that could have a material adverse effect on our business. In addition to maintaining a robust set of endpoint, network, email and cloud security solutions, we continue to take steps to further improve the security of our networks and computer systems, including strengthening authentication; continuing to mature our zero trust architecture and strategy; furthering our advanced malware detection measures; further enhancing and testing our security incident response plan; upgrading legacy information technology systems to simplify and standardize business processes and applications; adopting a robust cloud security strategy across multiple platforms; continuously improving information technology project and portfolio management discipline; setting more aggressive key performance indicator targets and implementing appropriate mitigation measures; continuing to mature our data loss prevention framework to protect our critical data, network and site access controls; advancing our user access management program; limiting USB drive access across our company; increasing network segmentation; enhancing our focus on third party risk management; and improving our capabilities based on threat intelligence and the publicized incidents experienced by other companies, as well as ones that we have experienced despite their minimal operational or financial impact to date.
Risks Related to Income Taxes
Changes in our tax rates affect our business.
Our effective tax rate is affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. The impact of these changes could materially impact our business.
Legislation implementing changes in taxation of business activities, adoption of other corporate tax reform policies, or other changes in tax legislation or policies impact our expenses.
Corporate tax reform, prevention of base-erosion and tax transparency continue to be high priorities for many tax jurisdictions worldwide, including the U.S. As a result, policies regarding corporate income and other taxes are under heightened scrutiny globally, with tax reform legislation having been proposed or enacted in a number of jurisdictions.
In addition, many countries have enacted, or plan to enact, legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and directives, which aim to standardize and modernize global corporate tax policy, cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. Moreover, the OECD continues to focus on fundamental changes to the profit allocation among tax jurisdictions in which companies do business and the implementation of a global minimum tax. The timing and ultimate impact of such changes on our effective tax rate remain uncertain as the countries in which we operate continue to adopt these directives. Due to the size of our international business activities, any substantial change in corporate tax policies, enforcement activities or legislative or regulatory actions could have a material adverse effect on our business.
Our inability to retain or renew certain tax incentives in foreign jurisdictions could materially adversely affect our effective tax rate.
Our effective tax rate reflects benefits from concessionary tax rates in certain foreign jurisdictions based on the geographic location of our manufacturing activities, the industries that we serve, or the business model under which we operate. If we do not meet the criteria required to retain or renew these tax incentives, our effective tax rate could be materially adversely affected.
The amount of various taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.
We are subject to regular examinations of our income tax returns by various tax authorities. We regularly assess the likelihood of material adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. In addition, tax enforcement has become increasingly aggressive in recent years focused primarily on transfer pricing and intercompany documentation. Our estimate of the potential outcome of uncertain tax issues requires significant judgment and is subject to our assessment of relevant risks, facts, and circumstances existing at the time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially adversely affect our effective tax rate.
We have deferred tax assets that we may not be able to realize under certain circumstances.
If we are unable to generate sufficient taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would increase our effective tax rate and could have a material adverse effect on our business. In addition, changes in statutory tax rates may change our deferred tax asset or liability balances, with either a favorable or unfavorable impact on our effective tax rate. A significant portion of our indefinite-lived net operating loss carryforwards is concentrated in Luxembourg and may require decades to be fully utilized under our current business model. Decreases in the statutory tax rate or changes in our ability to generate sufficient future taxable income in Luxembourg could materially adversely affect our effective tax rate. In addition, the computation and assessment of the realizability of our deferred tax assets may also be materially impacted by new legislation or regulations.

Risks Related to Human Capital
For us to remain competitive, deliver on our business strategy and avoid business disruption, it is important to recruit high caliber talent, retain key management and highly-skilled employees and receive high quality service from all outsourced service providers. This includes providing market-competitive compensation and benefits and ensuring a diverse, equitable and inclusive workplace.
Competition to recruit and retain critical talent has increased in recent years. Our ongoing productivity efforts and restructuring actions can increase this challenge. When it comes to our outsourced service providers, we have experienced delays or errors and reduced resource availability and manage ongoing risk when it comes to people, processes and software. We also have increased our focus on risks related to artificial intelligence.
Executive succession planning is also critical to our long-term success. We experienced several recent key management changes, including promotions in 2023 of long-serving and experienced leaders to the positions of President and Chief Executive Officer and our President, Solutions Group. While we believe we have appropriate leadership development programs and succession plans in place that are regularly discussed with our Board’s Talent and Compensation Committee, any failure to ensure effective leadership transitions and knowledge transfer involving key management (or any highly-skilled employees) could hinder our strategic planning and execution.
We have various non-U.S. collective labor arrangements, which make us subject to potential work stoppages, as well as union and works council campaigns and other labor disputes, any of which could adversely impact our business.
Work interruptions or stoppages could significantly impact our ability to deliver for our customers. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce labor costs by closing or downsizing manufacturing facilities because of limitations on personnel and salary and other restrictions. A work stoppage at one or more of our facilities, or the facilities of our customers or at any of our suppliers, could have a material adverse effect on our business.
In addition, the recent and ongoing geopolitical unrest and weather-related effects of climate change in numerous regions could impact the safety and productivity of our current employees. Those impacts could also hinder our ability to recruit and grow our talent pools in the impacted regions/countries.
Risks Related to Our Indebtedness
If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing.
At December 30, 2023, we had approximately $3.24 billion of debt. Our level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Higher debt levels could negatively impact our ability to support our business needs and result in higher financing costs. The credit ratings assigned to us also impact the interest rates we pay. A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs if we needed to obtain short-term funding under our revolving credit facility. If our access to commercial paper markets were to become limited and we were required to obtain short-term funding under our revolving credit facility or our other credit facilities, we would have increased exposure to variable interest rates.
An increase in interest rates adversely affects our business.
In 2023, our average variable-rate borrowings were approximately $608 million. Increases in short-term interest rates directly impact the amount of interest we pay. Fluctuations in interest rates can increase our borrowing costs and have a material adverse effect on our business.
Since 2022, the U.S. Federal Reserve and similar monetary policymaking entities around the world have raised interest rates in an effort to curb rising inflation across the globe. As of December 30, 2023, the U.S. Federal Reserve’s benchmark interest rate was between 5.25% and 5.50%, up from between 4.25% and 4.50% the same time in 2022. As long-term interest rates rise, our borrowing costs increase. Continued increases in interest rates could, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness and negatively impact our business.
Our current and future debt covenants may limit our flexibility.
Our credit facilities and the indentures governing our medium- and long-term notes contain, and any of our future indebtedness likely would contain, restrictive covenants that impose operating and financial restrictions on us. Among other things, these covenants restrict our ability to incur additional indebtedness, incur certain liens on our assets, make certain investments, sell our assets or merge with third parties, or enter into certain transactions. We are also required to maintain specified financial ratios under certain conditions. These restrictive covenants and ratios may limit or prohibit us from engaging in certain activities and transactions that may be in the best interest of our business, putting us at a competitive disadvantage relative to our competitors, which could materially adversely affect our business.

Risk Related to Ownership of Our Stock
Our stock price is subject to significant variability.
Changes in our stock price may, among other things, affect our access to, or cost of financing from, capital markets, our stock-based compensation arrangements and our effective tax rate. Our stock price is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance on an absolute basis and relative to peer companies and competitors, as well as market expectations of our performance, the level of perceived growth of our industries, and other company-specific factors, may also materially adversely affect our stock price. There can be no assurance that our stock price will not continue to experience significant variability in the future.
We cannot guarantee that we will continue to repurchase shares of our common stock or pay dividends on our common stock or that repurchases will enhance long-term stockholder value. Changes in our levels of stock repurchases or dividends could affect our stock price and increase its variability.
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, in addition to the amount of shares that were then available for repurchase under our previous Board authorization. In 2023, we repurchased 0.8 million shares of our common stock at an aggregate cost of $137.5 million. As of December 30, 2023, shares of our common stock in the aggregate amount of $592.8 million remained authorized for repurchase under this Board authorization. We make share repurchases through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period. The timing and amount of our repurchases, if any, are subject to market and economic conditions, applicable legal requirements and other relevant factors. We may limit, suspend or discontinue repurchasing shares at any time at our discretion and without prior notice.
Although we increased our quarterly dividend rate by approximately 8% in April 2023, there can be no assurance that we will maintain this rate or approve further increases in the future. Future dividends are subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue declaring dividends for any fixed period, and our payment of dividends could be suspended or discontinued at any time at our discretion and without prior notice. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate the amount and timing of future dividends based on our operating results, financial condition, capital allocation strategies and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
In addition, any future repurchases of our common stock or payment of dividends, or any determination to cease repurchasing stock or paying dividends, could affect our stock price and significantly increase its variability. Our share repurchases and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, any future repurchases of our common stock or payment of dividends could impact our ability to invest in our businesses or pursue acquisitions and venture investments. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.
Risks Related to Legal and Regulatory Matters
Infringing intellectual property rights of third parties or inadequately acquiring or protecting our intellectual property could harm our ability to compete or grow.
Because our products involve complex technology and chemistry, we are involved from time to time in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. We are currently party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products within our Solutions Group reportable segment infringed its patent. As of December 30, 2023 our contingent liability for this matter was $82.9 million which reflects our best estimate of the anticipated judgment. For more information on this litigation, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements. If we are unsuccessful in our appeals related to the Adasa matter or are held liable for infringement in other matters, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses would be available on commercially reasonable terms or at all. The defense of these claims, whether or not meritorious, or the development of new technologies is costly and diverts the attention of management.
We also have valuable intellectual property upon which third parties may infringe. We attempt to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws as protective as those in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages we have, cause us to lose sales or otherwise harm our business. Further, the costs associated with protecting our intellectual property rights could materially adversely impact our business.

We have obtained and applied for U.S. and foreign trademark registrations and patents, and will continue to evaluate whether to register additional trademarks and apply for additional patents. We cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Further, we cannot assure that the validity of our patents or our trademarks will not be challenged. In addition, third parties may be able to develop competing products using technology that avoids our patents.
Unfavorable developments in legal proceedings, investigations and other legal and regulatory matters, could impact us in a materially adverse manner.
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
We are required to comply with anti-corruption and other compliance laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could have a material adverse effect on our business.
We are required to comply with the anti-corruption and other compliance laws and regulations of the U.S. government and various international jurisdictions, such as the U.S. Foreign Corrupt Practices Act and the UK’s Bribery Act of 2010. If we fail to comply with anti-corruption laws, we could be subject to substantial civil and criminal penalties, including fines, monetary damages and incarceration for responsible employees and managers. In addition, if our distributors or agents fail to comply with these laws, our business may also be materially adversely affected through reputational harm and penalties.
We are required to comply with environmental, health, and safety laws at our operations around the world. The costs of complying with these laws is significant and increasing.
We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and other countries in which we operate, including those related to the disposal of hazardous waste and GHG emissions from our manufacturing processes. These laws, which are continually evolving and imposing additional requirements on our current and former manufacturing facilities, impose liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. Enforcement of these laws can be unclear and is subject to the discretion of governmental agencies. Any failure to comply with existing and future environmental, health and safety laws could subject us to fees, penalties, costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have a material adverse effect on our business. Laws and regulations related to the environment, product content and product safety are complex, change often, and can be open to different interpretations. In addition, we could be materially and adversely impacted by any environmental or product safety enforcement action affecting our suppliers, particularly in emerging markets.
We have accrued liabilities for the environmental clean-up of certain sites, including the eleven sites for which U.S. governmental agencies have designated us as a potentially responsible party as of our 2023 fiscal year-end, where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements for more information. However, because of the uncertainties associated with environmental assessment and remediation activities, the actual expense to remediate currently identified sites could be higher than the liabilities accrued and additional sites could be identified in the future.
We are subject to export and import control laws and regulations in the jurisdictions in which we do business that could subject us to liability or impair our ability to compete in these markets.
Export control laws and economic sanctions prohibit the shipment of some of our products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, use third party screening software, and take other measures, we cannot guarantee that a violation will not occur. A prohibited shipment has negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and/or reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could materially adversely affect our business.
Some of our products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we could be subject to substantial civil or criminal penalties, including fines, criminal charges against responsible employees and loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time consuming and expensive and could result in the delay or loss of sales opportunities.

Risks Related to Other Financial Matters
Our pension assets are significant and subject to market, interest and credit risk that may reduce their value.
Changes in the value of our pension assets, which was approximately $663 million as of December 30, 2023, could materially adversely affect our earnings and cash flows. In particular, the value of our investments may decline due to increases in interest rates or volatility in financial markets. We continuously evaluate options to better manage the volatility associated with our pension liabilities and may take actions to reduce the financial volatility associated with our pension liabilities, which could result in significant charges. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio and monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.
The actuarial assumptions used for valuation purposes affect our earnings and cash flows. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.
We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our non-U.S. pension plans and other postretirement benefit plans in consultation with outside actuaries. Our pension and projected postretirement benefit expenses and funding requirements increase or decrease as a result of the assumptions we use, including the discount rate, expected long-term rate of return or mortality rates. Because of changing market conditions or changes in participant populations, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement benefit obligations and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date in accordance with applicable government regulations. Our pension funding requirements, and the timing of funding payments, could also be affected by future legislation or regulation. In 2023, the Dutch Senate passed the Dutch Pension Act, which requires traditional defined benefit plans to be phased out and transition to defined contribution plans by January 1, 2028.
An impairment in the carrying value of goodwill could negatively impact our results of operations and net worth.
Goodwill is initially recorded at fair value and not amortized and is reviewed for impairment annually (or more frequently if impairment indicators are present). As of December 30, 2023, the carrying value of our goodwill was $2.01 billion. In 2023, we determined that the goodwill of our reporting units was not impaired. We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated primarily using an income approach based on the present value of projected future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future. Impairment charges could materially adversely affect our business in the periods in which they are made.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management ("CSRM") program, which is designed to protect the confidentiality, integrity and availability of our critical systems and information, includes a comprehensive cybersecurity incident response plan.
We design and assess our program based on the ISO 27000 and the National Institute of Standards and Technology (NIST) SP-800 and Cybersecurity Framework ("CSF"). We use these frameworks to help us identify, assess and manage cybersecurity risks relevant to our business. It is not intended to suggest that we meet any particular technical standards, specifications or requirements.
Our CSRM program complements our overall enterprise risk management program, using similar methodologies and governance processes to identify risks and mitigating strategies.
Our CSRM program includes risk assessments designed to help identify potentially material cybersecurity risks to our critical systems, information, products and services, as well as our broader enterprise IT environment; an IT security team principally responsible for managing our cybersecurity risk assessment processes, security controls and response to any cybersecurity events; the use of third party experts and service providers, where appropriate, to assess, test and otherwise assist with protecting our security environment; cybersecurity awareness training for our employees and further training for our incident response personnel and senior management; a cybersecurity incident response plan that includes procedures for assessing and coordinating our response to cybersecurity events; and a third-party risk management process for service providers, suppliers and vendors.
We have not experienced cybersecurity events that have materially affected our operations, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, would be reasonably likely to materially affect us, including our operations, results of operations, or financial condition.
Risks and uncertainties related to cybersecurity are discussed in greater detail under “Risks Related to Information Technology” in Item 1A of this report.
Cybersecurity Governance
Our Board of Directors (our “Board”) considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee primary responsibility for overseeing our CSRM program and engaging with management on cybersecurity and other risks related to our IT controls and security at least twice per year. Management updates the Audit Committee, if and as needed, regarding any significant cybersecurity events, as well as events that may have had lesser potential impact.
In addition to reports from its Chair on the Audit Committee's discussions on cybersecurity, our Board members receive periodic presentations on cybersecurity topics from our Chief Information Officer and our Information Security Officer ("ISO") as part of their continuing education on risks impacting public companies.
Our cybersecurity leadership team ("CSLT"), which includes leaders accountable for security operations, incident response, risk and compliance, data security, application security, digital solutions security, vulnerability management and operational technology security, is responsible for assessing and managing our risks from cybersecurity threats. The team has primary responsibility for our overall CSRM program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Information security personnel maintain a variety of technical and managerial security certifications and have broad security experience in manufacturing, finance, software and IT environments.
The CSLT supervises our efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through a variety of means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and reports from cybersecurity systems deployed in our IT environment.

Item 2.    PROPERTIES
As of December 30, 2023, we operated manufacturing facilities in excess of 100,000 square feet in the reportable segments and locations listed below.
Materials Group

U.S.	Peachtree City, Georgia; Fort Wayne, Greenfield, and Lowell, Indiana; Fairport Harbor, Mentor, Oak Harbor, and Painesville, Ohio; Mill Hall, Pennsylvania
Non-U.S.	Soignies and Turnhout, Belgium; Vinhedo, Brazil; Guangzhou, Kunshan, and Zhuozhou, China; Champ-sur-Drac, France; Gotha, Germany; Pune and Noida, India; Longford, Ireland; Kibbutz Hanita, Israel; Rodange, Luxembourg; Bangi, Malaysia; Queretaro, Mexico; Rayong, Thailand; and Cramlington, United Kingdom
Solutions Group

U.S.	New Century, Kansas and Miamisburg, Ohio
Non-U.S.	Dhaka, Bangladesh; Guangzhou, Nansha, Panyu, and Suzhou, China; Bufalo, Honduras; Ancarano, Italy; Kulim, Malaysia; and Long An Province, Vietnam
In addition to the manufacturing facilities described above, our other principal facilities include our corporate headquarters and divisional office in Mentor, Ohio and our divisional and corporate offices located in Dallas, Texas; Vinhedo, Brazil; Hong Kong and Kunshan, China; and Oegstgeest, the Netherlands.
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

PART II
Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock is listed under the ticker symbol “AVY” on the New York Stock Exchange. We did not sell securities in any unregistered transactions during fiscal year 2023. We have historically paid quarterly cash dividends. Future dividend payments are subject to the approval by our Board of Directors based on our earnings, capital requirements, financial condition and other factors.
We had 3,600 shareholders of record as of December 30, 2023, the last day of our 2023 fiscal year.
Stockholder Return Performance
The graph below compares the cumulative stockholder return on our common stock, including reinvestment of dividends, with the return on the S&P 500 Stock Index, S&P 500 Industrials Index and Dow Jones U.S. Container & Packaging Index, in each case for the five-year period ending December 31, 2023. In 2023, we disaggregated our market basket used in previous years into the S&P 500 Industrials Index and the Dow Jones U.S. Container & Packaging Index, of which we are a member. We believe this presentation provides greater clarity on our relative performance, reflecting it in a manner more consistent with the methodology used by peer companies.

Avery Dennison
S&P 500 Index
S&P 500 Industrials Index
Dow Jones U.S. Container & Packaging Index
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

Total Return Analysis(1)

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Avery Dennison	$100	$149	$179	$254	$216	$245
S&P 500 Index	100	131	156	200	164	207
S&P 500 Industrials Index	100	129	144	174	164	194
Dow Jones U.S. Container & Packaging Index	100	129	156	173	142	153
(1)Assumes $100 invested on December 31, 2018 and reinvestment of dividends.

(b)Not applicable.

(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the fourth quarter of 2023 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(5)
October 1, 2023 – October 28, 2023	59.1	$178.5	59.1	$602.6
October 29, 2023 – November 25, 2023	55.7	176.2	55.7	592.8
November 26, 2023 – December 30, 2023	—	—	—	592.8
Total	114.8	$177.5	114.8	$592.8
(1)The periods shown are our fiscal months during the thirteen-week quarter ended December 30, 2023.
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
(5)Dollars in millions.
Item 6.     RESERVED

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations, should be read in conjunction with the Consolidated Financial Statements and related notes thereto, and includes the sections shown below.

Non-GAAP Financial Measures	22
Overview and Outlook	23
Analysis of Results of Operations	26
Results of Operations by Reportable Segment	27
Financial Condition	29
Critical Accounting Estimates	34
Recent Accounting Requirements	37
NON-GAAP FINANCIAL MEASURES
We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results prepared in accordance with GAAP. We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison to the results of competitors for quarters and year-to-date periods, as applicable. Based on feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are also useful to their assessments of our performance and operating trends, as well as liquidity. Reconciliations are provided in accordance with Regulation G and S-K and reconcile our non-GAAP financial measures with the most directly comparable GAAP financial measures.
Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it more difficult to assess our underlying performance in a single period. By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, outcomes of certain legal proceedings, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on venture investments, currency adjustments due to highly inflationary economies, and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency or timing.
We use the non-GAAP financial measures defined below in this MD&A.
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, the reclassification of sales between segments; where applicable, an extra week in our fiscal year; the calendar shift resulting from the extra week in the prior fiscal year; and currency adjustment for transitional reporting of highly inflationary economies. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations.
•Organic sales change refers to sales change ex. currency, excluding the estimated impact of acquisitions and product line divestitures.
We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales change from the ongoing activities of our businesses and enhance their ability to evaluate our results from period to period.
•Adjusted free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from company-owned life insurance policies, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Where applicable, adjusted free cash flow is also adjusted for certain acquisition-related transaction costs. We believe that adjusted free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.
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
OVERVIEW AND OUTLOOK
Fiscal Year
Our fiscal years generally consist of 52 weeks, but every fifth or sixth fiscal year consists of 53 weeks; our 2023, 2022, and 2021 fiscal years consisted of 52-week periods ending December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	2023	2022
Reported net sales change	(8)%	8%
Foreign currency translation	1	6
Sales change ex. currency(1)	(7)%	13%
Acquisitions	(1)	(4)
Organic sales change(1)	(8)%	10%
(1) Totals may not sum due to rounding.
In 2023, net sales decreased on an organic basis primarily due to lower volume, partially offset by the impact of pricing actions. In 2022, net sales increased on an organic basis primarily due to pricing actions, partially offset by lower volume/mix.
Net Income
Net income decreased from approximately $757 million in 2022 to approximately $503 million in 2023. The major factors affecting this decrease were:
•Lower volume driven primarily by inventory destocking
•Higher restructuring charges
•Increase accrual for a legacy legal matter
•Higher employee-related costs
•Argentine peso remeasurement loss
•Growth investments
Offsetting factors:
•Benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs
•The net impact of pricing and raw material input costs
•Lower provision for income taxes

Business Acquisitions
2023 Business Acquisitions
On November 23, 2023, we completed our business acquisition of Silver Crystal Group ("Silver Crystal"), a Canada-based provider of sports apparel customization and application solutions across in-venue, direct-to-business and e-commerce platforms. On May 22, 2023, we completed our business acquisition of LG Group, Inc. ("Lion Brothers"), a Maryland-based designer and manufacturer of apparel brand embellishments. On March 6, 2023, we completed our business acquisition of Thermopatch, Inc. ("Thermopatch"), a New York-based manufacturer specializing in labeling, embellishments and transfers for the sports, industrial laundry, workwear and hospitality industries. These acquisitions expanded the product portfolio in our Solutions Group reportable segment.
The acquisitions of Silver Crystal, Lion Brothers and Thermopatch are referred to collectively as the "2023 Acquisitions."
The aggregate purchase consideration, including purchase consideration payable, for the 2023 Acquisitions was approximately $231 million. We funded the 2023 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to $5 million, subject to the acquired company achieving certain post-acquisition performance targets. As of the acquisition date, we included an estimate of the fair value of these earn-out payments in the aggregate purchase consideration.
The final allocations of purchase consideration for the 2023 Acquisitions to assets and liabilities are ongoing as we continue to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from their respective acquisition date). Consistent with the allowable time to complete our assessment, the valuation of certain acquired assets and liabilities, including environmental liabilities and income taxes, is currently pending finalization.
The 2023 Acquisitions were not material, individually or in the aggregate, to the Consolidated Financial Statements.
2022 Business Acquisitions
In January 2022, we completed our business acquisitions of TexTrace AG ("TexTrace"), a Switzerland-based technology developer specializing in custom-made woven and knitted RFID products that can be sewn onto or inserted into garments, and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi (collectively, "Rietveld"), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. These acquisitions expanded the product portfolio in our Solutions Group reportable segment. The acquisitions of TexTrace and Rietveld are referred to collectively as the "2022 Acquisitions."
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
Cost Reduction Actions
2023 Actions
In the third quarter of 2023, we approved a restructuring plan (the "2023 Plan") to further optimize the European footprint of our Materials Group reportable segment by reducing operations in a manufacturing facility in Belgium. The cumulative charges associated with the 2023 Plan consisted of severance and related costs for the reduction of approximately 210 positions as well as asset impairment charges. During 2023 we recorded $30.4 million in restructuring charges related to the 2023 Plan. The activities related to the 2023 Plan are expected to be substantially completed by mid-2025.
We recorded $49.0 million in restructuring charges, net of reversals, related to other 2023 actions (collectively with the 2023 Plan, "2023 Actions"). These charges consisted of severance and related costs for the reduction of approximately 1,450 positions and asset impairment charges at numerous locations across our company.

2019/2020 Actions
During 2022, we recorded $7.3 million in restructuring charges, net of reversals, related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 830 positions and asset impairment charges at numerous locations across our company, reflecting actions in both our reportable segments. The actions in our Materials Group reportable segment were primarily associated with consolidations of its operations in North America and its graphics business in Europe, in part in response to the pandemic. The actions in our Solutions Group reportable segment were primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to the pandemic. Our activities related to our 2019/2020 actions began in the fourth quarter of fiscal year 2019 and continued through fiscal year 2022.
We realized approximately $69 million and $26 million, respectively, in savings from restructuring, net of transition costs, primarily related to our 2023 actions in 2023 and our 2019/2020 actions in 2022.
Restructuring charges were included in “Other expense (income), net” in the Consolidated Statements of Income. Refer to Note 13, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information.
Accounting Guidance Updates
Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for this information.
Cash Flow

(In millions)	2023	2022	2021
Net cash provided by operating activities	$826.0	$961.0	$1,046.8
Purchases of property, plant and equipment	(265.3)	(278.1)	(255.0)
Purchases of software and other deferred charges	(19.8)	(20.4)	(17.1)
Proceeds from company-owned life insurance policies	48.1	—	—
Proceeds from sales of property, plant and equipment	1.0	2.3	1.1
Proceeds from insurance and sales (purchases) of investments, net	1.9	1.9	3.1
Payments for certain acquisition-related transaction costs	—	.6	18.8
Adjusted free cash flow	$591.9	$667.3	$797.7
In 2023, net cash provided by operating activities decreased compared to 2022 primarily due to lower net income and higher tax payments, net of refunds, partially offset by changes in operational working capital and lower incentive compensation payments. In 2023, adjusted free cash flow decreased compared to 2022 primarily due to lower net cash provided by operating activities, partially offset by higher proceeds from company-owned life insurance policies and lower purchases of property, plant and equipment.
Outlook
Certain factors that we believe will contribute to our 2024 results are described below.
•We anticipate net sales to increase due to higher volume as our markets improve following significant inventory destocking downstream from our company in 2023, which we may partially offset with deflation-related pricing actions.
•We anticipate incremental savings from restructuring actions, net of transition costs.
•We expect an insignificant impact to our full-year operating income from foreign currency translation, based on recent rates.
•We expect our full-year effective tax rate to be in the mid-twenty percent range.

ANALYSIS OF RESULTS OF OPERATIONS
Income before Taxes

(In millions, except percentages)	2023	2022	2021
Net sales	$8,364.3	$9,039.3	$8,408.3
Cost of products sold	6,086.8	6,635.1	6,095.5
Gross profit	2,277.5	2,404.2	2,312.8
Marketing, general and administrative expense	1,313.7	1,330.8	1,248.5
Other expense (income), net	180.9	(.6)	5.6
Interest expense	119.0	84.1	70.2
Other non-operating expense (income), net	(30.8)	(9.4)	(4.1)
Income before taxes	$694.7	$999.3	$992.6
Gross profit margin	27.2%	26.6%	27.5%
Gross Profit Margin
Gross profit margin in 2023 increased compared to 2022 primarily due to benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs, and the net impact of pricing and raw material inputs costs, partially offset by lower volume and higher employee-related costs.
Gross profit margin in 2022 decreased compared to 2021 primarily due to the net impact of higher selling prices, higher raw material costs and higher freight costs, as well as higher employee-related costs, partially offset by higher volume/mix primarily related to the impact of acquisitions.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in 2023 compared to 2022 primarily due to benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.
Marketing, general and administrative expense increased in 2022 compared to 2021 primarily due to the impact of acquisitions and growth investments, partially offset by the impact of favorable foreign currency translation.
Other Expense (Income), Net

(In millions)	2023	2022	2021
Other expense (income), net by type
Restructuring charges:
Severance and related costs	$70.8	$7.6	$10.5
Asset impairment charges and lease cancellation costs	8.6	.1	3.1
Other items:
Outcomes of legal proceedings, net	64.3	6.3	(.4)
Argentine peso remeasurement loss	29.9	—	—
Transaction and related costs	5.3	.3	20.9
(Gain) loss on venture investments	1.5	(13.5)	(23.0)
(Gain) loss on sales of assets	.5	(1.4)	.2
Gain on sale of product line	—	—	(5.7)
Other expense (income), net	$180.9	$(.6)	$5.6
Refer to Note 13, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information regarding restructuring charges.
Refer to Note 9, “Fair Value Measurements,” to the Consolidated Financial Statements for more information regarding gains on venture investments.
Refer to Note 8, "Contingencies," and Note 15, “Segment and Disaggregated Revenue Information,” to the Consolidated Financial Statements for more information regarding outcomes of legal proceedings.

Interest Expense
Interest expense increased by approximately $34.9 million in 2023 compared to 2022, primarily as a result of higher interest rates on borrowings and higher debt levels.
Interest expense increased by approximately $13.9 million in 2022 compared to 2021, primarily as a result of additional interest from the $800 million of senior notes we issued in August 2021 and higher interest rates on short-term borrowings.
Other Non-Operating Expense (Income), Net
Other non-operating income increased in 2023 compared to 2022 due to higher interest income, primarily in Argentina.
Net Income and Earnings per Share

(In millions, except percentages and per share amounts)	2023	2022	2021
Income before taxes	$694.7	$999.3	$992.6
Provision for income taxes	191.7	242.2	248.6
Equity method investment (losses) gains	—	—	(3.9)
Net income	$503.0	$757.1	$740.1
Net income per common share	$6.23	$9.28	$8.93
Net income per common share, assuming dilution	6.20	9.21	8.83
Effective tax rate	27.6%	24.2%	25.0%
Provision for Income Taxes
Our effective tax rate in 2023 increased compared to 2022 primarily due to higher non-deductible expenses resulting from the impact of the Argentine peso remeasurement loss, higher tax charges from the recognition of uncertain tax positions in certain foreign jurisdictions, and lower U.S. federal return-to-provision benefits. Our effective tax rate in 2022 decreased compared to 2021 primarily due to higher benefits related to the settlement of certain foreign tax audits, partially offset by U.S. federal return-to-provision benefits that were lower than in 2021.
Many countries have enacted, or plan to enact, changes to their tax laws based on the Organization for Economic Cooperation and Development ("OECD") Base Erosion and Profit Shifting recommendations to implement a global minimum tax, namely the Pillar Two framework. The first component of the Pillar Two framework is expected to be effective for our company in 2024, with a second component expected to be effective in 2025. While we do not expect the implementation of a global minimum tax to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release additional guidance and countries implement legislation.
Our effective tax rate can vary from period to period due to a variety of factors, such as changes in our mix of earnings in countries with differing statutory tax rates, changes in our tax reserves, settlements of income tax audits, changes in tax laws and regulations, return-to-provision adjustments, tax impacts related to stock-based payments, and our execution of tax planning strategies.
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

(In millions)	2023	2022	2021
Net sales including intersegment sales	$5,968.4	$6,632.2	$6,312.3
Less intersegment sales	(157.1)	(137.1)	(105.8)
Net sales	$5,811.3	$6,495.1	$6,206.5
Operating income(1)	700.9	859.3	883.3
(1) Included charges associated with restructuring actions and related costs in all years, Argentine peso remeasurement loss and loss on sale of assets in 2023, outcomes of legal proceedings in 2023 and 2021, gain on venture investment in 2022, and gain on sale of product line, gain on sale of assets, and transaction and related costs in 2021	$88.3	$(13.4)	$(25.7)

Net Sales
The factors impacting reported net sales change are shown in the table below.

	2023	2022
Reported net sales change	(11)%	5%
Foreign currency translation	—	6
Sales change ex. currency(1)	(10)	11
Organic sales change(1)	(10)%	11%
(1) Totals may not sum due to rounding.
In 2023, net sales decreased on an organic basis compared to the same period in the prior year due to lower volume driven primarily by inventory destocking, partially offset by the impact of pricing actions. On an organic basis, net sales decreased by a low double-digit rate in North America, a mid-to-high teens rate in Western Europe and a mid-to-high single digit rate in emerging markets.
In 2022, net sales increased on an organic basis compared to the same period in the prior year due to pricing actions, partially offset by lower volume/mix. On an organic basis, net sales increased a low double-digit rate in North America, a high-teens rate in Western Europe and by a mid-to-high single digit rate in emerging markets.
Operating Income
Operating income decreased in 2023 compared to the same period in 2022 primarily due to lower volume, higher restructuring charges and the Argentine peso remeasurement loss, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs, and the net impact of pricing and raw material input costs.
Operating income decreased in 2022 compared to the same period in 2021 primarily due to unfavorable volume/mix, the impact of unfavorable foreign currency translation, higher employee-related costs and the impact of a Brazil indirect tax credit in the prior year, partially offset by the net impact of higher selling prices, higher raw material costs and higher freight costs.
Solutions Group

(In millions)	2023	2022	2021
Net sales including intersegment sales	$2,588.5	$2,581.6	$2,239.1
Less intersegment sales	(35.5)	(37.4)	(37.3)
Net sales	$2,553.0	$2,544.2	$2,201.8
Operating income(1)	165.7	302.3	257.2
(1) Included charges associated with restructuring actions, outcomes of legal proceedings, and transaction and related costs in all years, loss on venture investments in 2023, gain on sales of assets in 2022, loss on sale of asset and gain on venture investments in 2021.	$86.3	$7.8	$36.6
Net Sales
The factors impacting reported net sales change are shown in the table below.

	2023	2022
Reported net sales change	—%	16%
Reclassification of sales between segments	—	(1)
Foreign currency translation	2	4
Sales change ex. currency(1)	2	19
Acquisitions	(3)	(14)
Organic sales change(1)	(1)%	5%
(1) Totals may not sum due to rounding.
In 2023, on an organic basis, net sales increased by a high single-digit rate in high-value categories and decreased by a low-double digit rate in the base business compared to the prior year. Company-wide, on an organic basis, sales of Intelligent Label solutions increased by a low-double digit rate compared to the prior year.
In 2022, on an organic basis, net sales increased by a mid-teens rate in high-value categories and decreased by a low-single digit rate in the base business compared to the prior year. Company-wide, on an organic basis, sales of Intelligent Label solutions increased by a mid-teens rate compared to the prior year.

Operating Income
Operating income decreased in 2023 compared to 2022 primarily due to an increased accrual for the Adasa legal matter (described in Note 8, "Contingencies" to the Consolidated Financial Statements), higher employee-related costs, lower volume, growth investments and the impact of unfavorable foreign currency translation, partially offset by benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs.
Operating income increased in 2022 compared to 2021 primarily due to the combined benefit of higher organic volume and acquisitions, the impact of legal proceedings in the prior year, and lower transaction and related costs, partially offset by higher amortization of other intangibles resulting from business acquisitions, growth investments and higher employee-related costs.
FINANCIAL CONDITION
Liquidity
Operating Activities

(In millions)	2023	2022	2021
Net income	$503.0	$757.1	$740.1
Depreciation	187.4	177.4	167.3
Amortization	111.0	113.3	76.8
Provision for credit losses and sales returns	49.9	50.1	35.7
Stock-based compensation	22.3	47.4	37.2
Deferred taxes and other non-cash taxes	(24.4)	18.4	2.6
Other non-cash expense and loss (income and gain), net	37.1	23.5	11.7
Trade accounts receivable	(16.7)	(22.1)	(113.2)
Inventories	111.7	(140.7)	(182.7)
Accounts payable	(87.6)	68.2	255.2
Taxes on income	(18.7)	18.9	(7.3)
Other assets	37.7	15.3	4.1
Other liabilities	(86.7)	(165.8)	19.3
Net cash provided by operating activities	$826.0	$961.0	$1,046.8
In 2023, cash flow provided by operating activities decreased compared to 2022 primarily due to lower net income and higher tax payments, net of refunds, partially offset by changes in operational working capital and lower incentive compensation payments.
In 2022, cash flow provided by operating activities decreased compared to 2021 primarily due to changes in operational working capital, higher incentive compensation payments and the timing of payroll payments, partially offset by higher net income and lower income tax payments, net of refunds.
Investing Activities

(In millions)	2023	2022	2021
Purchases of property, plant and equipment	$(265.3)	$(278.1)	$(255.0)
Purchases of software and other deferred charges	(19.8)	(20.4)	(17.1)
Proceeds from company-owned life insurance policies	48.1	—	—
Proceeds from sales of property, plant and equipment	1.0	2.3	1.1
Proceeds from insurance and sales (purchases) of investments, net	1.9	1.9	3.1
Proceeds from sale of product line and venture investment	—	1.1	7.6
Payments for acquisitions, net of cash acquired, and venture investments	(224.9)	(39.5)	(1,477.6)
Net cash used in investing activities	$(459.0)	$(332.7)	$(1,737.9)

Purchases of Property, Plant and Equipment
In 2023, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, primarily Malaysia, in the U.S. and in certain countries in Latin America, primarily Mexico; in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S. and in certain countries in Europe, primarily France, and in Asia Pacific, primarily China. In 2022, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including Malaysia, China and Vietnam, and in the U.S.; in our Materials Group reportable segment, we primarily invested in buildings and equipment in the U.S. and certain countries in Europe, primarily France, and Latin America, primarily Brazil. In 2021, in our Materials Group reportable segment, we primarily invested in equipment to support growth in the U.S. and certain countries in Asia Pacific, including India and China, and Europe, including France and Luxembourg; in our Solutions Group reportable segment we primarily invested in equipment to support growth in certain countries in Asia Pacific, including China, Malaysia and Bangladesh, and in the U.S.
Purchases of Software and Other Deferred Charges
In 2023, 2022 and 2021, we invested in information technology upgrades worldwide.
Proceeds from Company-Owned Life Insurance Policies
In 2023, we utilized approximately $48 million of the cash surrender value available under our company-owned life insurance policies.
Proceeds from Sale of Product Line and Venture Investment
In 2022, we received proceeds of $1.1 million from the sale of a venture investment. In 2021, proceeds from the sale of a product line were in our Materials Group reportable segment.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
We paid consideration, net of cash acquired, of approximately $223 million for the 2023 Acquisitions and $30 million for the 2022 Acquisitions. We funded the 2023 Acquisitions and 2022 Acquisitions using cash and commercial paper borrowings. In 2021, we paid consideration, net of cash acquired, of approximately $1.44 billion to acquire CB Velocity Holdings, LLC ("Vestcom") and $32 million to acquire ZippyYum, LLC ("ZippyYum") and JDC Solutions, Inc. ("JDC"). We funded the Vestcom acquisition using the net proceeds from the senior notes we issued in August 2021, commercial paper borrowings and cash. We funded the ZippyYum and JDC acquisitions using cash and commercial paper borrowings. We also made certain venture investments in 2023, 2022 and 2021.
Refer to Note 2, “Business Acquisitions,” to the Consolidated Financial Statements for more information.
Financing Activities

(In millions)	2023	2022	2021
Net increase (decrease) in borrowings with maturities of three months or less	$(36.6)	$34.6	$259.2
Additional long-term borrowings	394.9	—	791.7
Repayments of long-term debt and finance leases	(255.9)	(6.3)	(13.4)
Dividends paid	(256.7)	(238.9)	(220.6)
Share repurchases	(137.5)	(379.5)	(180.9)
Net (tax withholding) proceeds related to stock-based compensation	(23.8)	(25.1)	(25.4)
Other	(1.6)	—	(6.3)
Net cash (used in) provided by financing activities	$(317.2)	$(615.2)	$604.3
Borrowings and Repayment of Debt
During 2023, 2022 and 2021, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.

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
Refer to Note 2, “Business Acquisitions,” and Note 4, “Debt,” to the Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends per share of $3.18, $2.93 and $2.66 in 2023, 2022 and 2021, respectively. In April 2023, we increased our quarterly dividend rate to $.81 per share, representing an increase of approximately 8% from our previous quarterly dividend rate of $.75 per share. In April 2022, we increased our quarterly dividend to $.75 per share, representing an increase of approximately 10% from our previous dividend rate of $.68 per share.
Share Repurchases
From time to time, our Board authorizes the repurchase of shares of our outstanding common stock. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes. In 2023, 2022 and 2021, we repurchased approximately 0.8 million, 2.2 million and 0.9 million shares of our common stock, respectively.
In April 2022 our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to any amount outstanding under our previous Board authorization. Shares of our common stock in the aggregate amount of $592.8 million as of December 30, 2023 remained authorized for repurchase under this Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Net (Tax Withholding) Proceeds Related to Stock-Based Compensation
In 2023, tax withholding for stock-based compensation was comparable to 2022 and 2021.
Approximately .02 million stock options were exercised in 2021. Refer to Note 12, “Long-Term Incentive Compensation,” to the Consolidated Financial Statements for more information.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Property, plant and equipment, net, increased by approximately $86 million to $1.63 billion at year-end 2023, which primarily reflected purchases of property, plant and equipment and the impact of foreign currency translation, partially offset by depreciation expense.
Goodwill increased by approximately $151 million to $2.01 billion at year-end 2023, which reflected the impact of the acquired goodwill associated with the 2023 Acquisitions and foreign currency translation.
Other intangibles resulting from business acquisitions, net, increased by approximately $9 million to $849.1 million at year-end 2023, reflecting the valuation of intangible assets associated with the 2023 Acquisitions, partially offset by current year amortization expense.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the Consolidated Financial Statements for more information.
Other assets decreased by approximately $1 million to $809.6 million at year-end 2023, primarily reflecting the utilization of the cash surrender value available under our company-owned life insurance policies, partially offset by higher operating lease assets.

Long-term Retirement Benefits and Other Liabilities
Other long-term retirement benefits and other liabilities increased by approximately $133 million to $500.3 million at year-end 2023, primarily reflecting the contingent liability recorded for the Adasa legal matter and higher operating lease liabilities.
Shareholders’ Equity Accounts
The balance of our shareholders’ equity increased by approximately $96 million to $2.13 billion at year-end 2023. Refer to Note 11, “Supplemental Equity and Comprehensive Income Information,” to the Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

(In millions)	2023	2022
Change in net sales	$(58)	$(417)
In 2023, international operations generated approximately 69% of our net sales. Our future results are subject to changes in political, social and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange rates.
The unfavorable impact of foreign currency translation on net sales in 2023 compared to 2022 was primarily related to sales in China, partially offset by favorable impact from euro-denominated sales.
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
During 2023, the Argentine peso devalued significantly compared to the U.S. dollar which resulted in remeasurement loss of approximately $30 million which was included in "Other expense (income), net" in the Consolidated Statements of Income.
Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the factors impacting our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in 2023 was lower than in 2022. Further information regarding the components of operational working capital is provided below.

(In millions, except percentages)	2023	2022
(A)Working capital (deficit)	$96.5	$(17.8)
Reconciling items:
Cash and cash equivalents	(215.0)	(167.2)
Other current assets	(245.4)	(230.5)
Short-term borrowings and current portion of long-term debt and finance leases	622.2	598.6
Current income taxes payable and other current accrued liabilities	800.2	861.9
(B)Operational working capital	$1,058.5	$1,045.0
(C)Fourth-quarter net sales, annualized	$8,442.0	$8,103.6
Operational working capital, as a percentage of annualized current-quarter net sales (B) ÷ (C)	12.5%	12.9%

Accounts Receivable Ratio
The average number of days sales outstanding was 61 days in 2023 compared to 62 days in 2022, calculated using the accounts receivable balance at year-end divided by the average daily sales in the fourth quarter of 2023 and 2022, respectively.
Inventory Ratio
Average inventory turnover was 6.6 in 2023 compared to 6.0 in 2022, calculated using the annualized fourth-quarter cost of products sold in 2023 and 2022, respectively, and divided by the inventory balance at the respective year-end. The increase in average inventory turnover primarily reflected higher prior-year inventory balances due to customer inventory destocking.
Accounts Payable Ratio
The average number of days payable outstanding was 77 days in 2023 compared to 80 days in 2022, calculated using the accounts payable balance at year-end divided by the annualized fourth-quarter cost of products sold in 2023 and 2022, respectively. The decrease in the average number of days payable outstanding from the prior year primarily reflected the timing of vendor payments, the impact of acquisitions and the impact of foreign currency translation.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by the Revolver. We use these resources to fund our operational needs.
At year-end 2023, we had cash and cash equivalents of $215.0 million held in accounts at third-party financial institutions in numerous locations throughout the world. At year-end 2023, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region.
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
The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio (calculated as a ratio of consolidated debt to consolidated EBITDA as defined in the agreement) of not more than 3.50 to 1.00; provided that, in the event of an acquisition by us that exceeds $250 million, which occurred when we acquired Vestcom, the maximum leverage ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition occurs and the three fiscal quarters immediately following that fiscal quarter. As of December 30, 2023 and December 31, 2022, our ratio was substantially below the maximum ratio allowed by the Revolver.
In addition to the Revolver, we have short-term lines of credit available in various countries of approximately $327 million in the aggregate at December 30, 2023. These lines may be cancelled at any time by us or the issuing banks. Short-term borrowings outstanding under these lines of credit were $1.0 million and $2.4 million at December 30, 2023 and December 31, 2022, respectively, with weighted average interest rates of 2.24% and 0.64%, respectively. Refer to Note 4, “Debt,” to the Consolidated Financial Statements for more information.
We are exposed to financial market risk resulting from changes in interest and foreign currency exchange rates, and to possible liquidity and credit risks of our counterparties.
We currently anticipate using cash flows from operations and commercial paper borrowings to repay the $300 million of senior notes we issued in 2021, which mature in the third quarter of 2024.
Capital from Debt
The carrying value of our total debt increased by approximately $142 million to $3.24 billion at year-end 2023 from 2022, primarily reflecting our issuance of $400 million of senior notes in March 2023 and the revaluation of our euro-denominated senior notes, partially offset by the repayment of our $250 million of senior notes maturing in April 2023 and a net decrease in commercial paper borrowings.
Credit ratings are a significant factor in our ability to raise short- and long-term financing. The credit ratings assigned to our company also impact the interest rates we pay and our access to commercial paper, credit facilities, and other borrowings. A downgrade of our short-term credit ratings could impact our ability to access commercial paper markets. If our access to commercial paper markets were to become limited, the Revolver and our other credit facilities would be available to meet our short-term funding requirements. When determining our credit rating, we believe that rating agencies primarily consider our competitive position, business outlook, consistency of cash flows, debt level and liquidity, geographic footprint and management team. We remain committed to maintaining an investment grade rating.
Fair Value of Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given their short duration. The fair value of our total debt was $3.11 billion at December 30, 2023 and $2.85 billion at December 31, 2022. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable. Refer to Note 1, “Summary of Significant Accounting Policies,” for more information.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Material Cash Requirements at End of Year 2023
We have short- and long-term material cash requirements related to our contractual obligations that arise in the normal course of business. In addition to principal and interest payments on our outstanding debt obligations, our contractual obligations primarily consist of lease payments and purchase commitments.
Refer to Note 4, "Debt," to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of December 30, 2023. Future interest payments for long-term debt as of December 30, 2023 are approximately $90 million in 2024; $87 million in 2025; $78 million in 2026; $78 million in 2027; $78 million in 2028; and $199 million from 2029 through maturity.
As of December 30, 2023, we have a commitment to purchase approximately $164 million of raw materials in fiscal year 2024.
Refer to Note 7, "Commitments and Leases," to the Consolidated Financial Statements for a summary of our lease obligations as of December 30, 2023.
Refer to Note 6, “Pension and Other Postretirement Benefits,” to the Consolidated Financial Statements for information regarding our defined benefit pension plan contributions and future benefit payments, deferred compensation plan benefit payments and unfunded termination indemnity benefits.
Refer to Note 12, “Long-term Incentive Compensation,” to the Consolidated Financial Statements for information regarding cash-based awards to employees under one of our long-term incentive compensation plans.
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information regarding our unrecognized tax benefits of approximately $88 million.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect our reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expense. Actual results could differ from these estimates.
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
We perform our annual impairment test of goodwill during the fourth quarter. Certain factors may cause us to perform an impairment test prior to the fourth quarter, including significant underperformance of a business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or a decision to divest a portion of a reporting unit. In performing impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment.

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
In our annual impairment analysis in the fourth quarter of 2023, the goodwill of all reporting units in our Materials Group and Solutions Group reportable segments were tested utilizing a qualitative assessment. Based on this assessment, we determined that the fair values of these reporting units were more-likely-than-not greater than their respective carrying values. Therefore, the goodwill of our reporting units was not impaired.
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
The allocation of purchase price requires management to make significant estimates and assumptions. While we believe our assumptions and estimates are reasonable, they are inherently uncertain and based in part on our experience, market conditions, our projections of future performance, and information obtained from management of the acquired companies. Critical estimates include, but are not limited to, the following:
•Future revenue and profit margins;
•Royalty rates;
•Discount rates;
•Customer retention rates;
•Technology migration curves; and
•Useful lives assigned to acquired intangible assets.
Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over their respective estimated useful lives to marketing, general and administrative expense.
Pension and Postretirement Benefits
The assumptions we use in determining projected benefit obligations and the fair value of plan assets for our defined benefit pension plans and other postretirement benefit plans are evaluated by management in consultation with outside actuaries. In the event that we determine that changes are warranted in the assumptions we use, such as the discount rate, expected long-term rate of return or health care costs, future pension and postretirement benefit expenses could increase or decrease. Due to changes in market conditions or participant population, the actuarial assumptions we use may differ from actual results, which could have a significant impact on our pension and postretirement liabilities and related costs.
Discount Rate
In consultation with our actuaries, we annually review and determine the discount rates we use in valuing our postretirement obligations. The assumed discount rates for our non-U.S. pension plans reflect market rates for high quality corporate bonds currently available. Our discount rates are determined by evaluating yield curves consisting of large populations of high quality corporate bonds. The projected pension benefit payment streams are then matched with the bond portfolios to determine a rate that reflects the liability duration unique to our pension and postretirement benefit plans. As of December 30, 2023, a 0.25% increase in the discount rates associated with our non-U.S. plans would have decreased our year-end projected benefit obligation by $27 million and decreased expected periodic benefit cost for the coming year by approximately $1 million. Conversely, a 0.25% decrease in the discount rates associated with our non-U.S. plans would have increased our year-end projected benefit obligation by approximately $27 million and would not have a significant impact on expected periodic benefit cost for the coming year.

We use the full yield curve approach to estimate the service and interest cost components of net periodic benefit cost for our pension and other postretirement benefit plans. Using this approach, we apply multiple discount rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. We believe this approach provides a more precise measurement of service and interest cost by aligning the timing of plan liability cash flows to the corresponding rates on the yield curve.
Long-term Return on Plan Assets
We determine the long-term rate of return assumption for plan assets by reviewing the historical and expected returns of both the equity and fixed income markets, taking into account our asset allocation, the correlation between returns in our asset classes, and our mix of active and passive investments. Additionally, current market conditions, including interest rates, are evaluated and market data is reviewed for reasonableness and appropriateness. An increase or decrease of 0.25% on the long-term return on assets associated with our non-U.S. plans would have decreased or increased our periodic benefit cost for the coming year by approximately $2 million.
Taxes Based on Income
Because we are subject to income tax in the U.S. and multiple foreign jurisdictions, judgment is required in evaluating and estimating our worldwide provision for income taxes, accruals for taxes, deferred taxes and tax positions. Our provision for income taxes is determined using the asset and liability approach in accordance with GAAP. Deferred tax assets represent amounts available to reduce income taxes payable in future years. These assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses and tax credit carryforwards. These amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We evaluate the realizability of these future tax deductions and credits by assessing the period over which recoverability is allowed by law and the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Our assessment of these sources of income relies heavily on estimates. Our forecasted earnings by jurisdiction are determined by how we operate our business and any changes to our operations may affect our effective tax rate. For example, our future income tax rate could be adversely affected by earnings being lower than anticipated in jurisdictions in which we have significant deferred tax assets that are dependent on such earnings to be realized. We use our historical experience and operating forecasts to evaluate expected future taxable income. To the extent we do not consider it more-likely-than-not that a deferred tax asset will be recovered, a valuation allowance is established in the period we make that determination.
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
Tax laws and regulations are complex and subject to different interpretations by taxpayers and governmental taxing authorities. We review our tax positions quarterly and adjust the balances if and as new information becomes available. Significant judgment is required in determining our tax expense and evaluating our tax positions, including evaluating uncertainties. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of relevant facts and circumstances existing at the balance sheet date, taking into consideration existing laws, regulations and practices of the governmental taxing authorities exercising jurisdiction over our operations. We recognize and measure our uncertain tax positions following the more-likely-than-not threshold for recognition and measurement for tax positions we take or expect to take on a tax return.
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information.
Long-Term Incentive Compensation
Valuation of Stock-Based Awards
We base our stock-based compensation expense on the fair value of awards, adjusted for estimated forfeitures, amortized on a straight-line basis over the requisite service period for stock options and restricted stock units (“RSUs”). We base compensation expense for performance units (“PUs”) on the fair value of awards, adjusted for estimated forfeitures, and amortized on a straight-line basis as these awards cliff-vest at the end of the requisite performance period. We base compensation expense related to market-leveraged stock units (“MSUs”) on the fair value of awards, adjusted for estimated forfeitures, and amortized on a graded-vesting basis over their respective performance periods.
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
Valuation of Cash-Based Awards
Cash-based awards consist of long-term incentive units (“LTI Units”) granted to eligible employees. LTI Units are classified as liability awards and remeasured at each quarter-end over the applicable vesting or performance period. In addition to LTI Units with terms and conditions that mirror those of RSUs, we also grant certain employees LTI Units with terms and conditions similar to those of PUs and MSUs.
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
In the normal course of operations, we also face other risks that are either non-financial or non-quantifiable. These risks principally include changes in economic or political conditions, other risks associated with international operations, commodity price risk, and legal and compliance risk, which are not reflected in the analyses described below.
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
In both 2023 and 2022, the VAR was estimated using a variance-covariance methodology. The currency correlation was based on one-year historical data obtained from one of our domestic banks. A 95% confidence level was used for a one-day time horizon.
The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was not significant at year-end 2023 or 2022.

Interest Rate Sensitivity
In 2023 and 2022, an assumed 41 and 12 basis point, respectively, increase in interest rates affecting our variable-rate borrowings (10% of our weighted average interest rate on floating rate debt) would not have had a significant impact on interest expense.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Avery Dennison Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Avery Dennison Corporation and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition from Certain Product Revenue
As described in Notes 1 and 15 to the consolidated financial statements, revenue is recognized for an amount that reflects the consideration which is expected from the sale of products when the Company satisfies a performance obligation by transferring control of products to a customer. Management considers a number of factors in determining when control has been transferred to a customer, including the following: (i) the Company’s present right to payment; (ii) the customer’s legal title to the asset; (iii) physical possession of the asset; (iv) the customer’s significant risks and rewards of ownership of the asset; and (v) the customer’s acceptance of the asset. Control generally transfers to a customer at a point in time upon shipment or delivery, depending on the specific terms of sale with the customer. The Company’s consolidated net sales were $8,364.3 million for the year ended December 30, 2023, of which a majority relates to certain product revenue in the Company’s Materials Group and Solutions Group reportable segments.
The principal consideration for our determination that performing procedures relating to revenue recognition from certain product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain product revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of certain product revenue as the amount of consideration which is expected from the sale of products when the Company satisfies a performance obligation. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, contracts, proof of shipment, and subsequent payment receipts and (ii) confirming a sample of outstanding customer invoice balances as of December 30, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 21, 2024
We have served as the Company’s auditor since at least 1960, which were the Company’s first financial statements subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or a predecessor company.

Consolidated Balance Sheets

(Dollars in millions, except per share amount)	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$215.0	$167.2
Trade accounts receivable, less allowances of $34.4 at year-end 2023 and 2022	1,414.9	1,374.4
Inventories	920.7	1,009.9
Other current assets	245.4	230.5
Total current assets	2,796.0	2,782.0
Property, plant and equipment, net	1,625.8	1,540.2
Goodwill	2,013.6	1,862.4
Other intangibles resulting from business acquisitions, net	849.1	840.3
Deferred tax assets	115.7	115.1
Other assets	809.6	810.5
	$8,209.8	$7,950.5

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$622.2	$598.6
Accounts payable	1,277.1	1,339.3
Accrued payroll and employee benefits	213.4	228.5
Accrued trade rebates	142.4	173.8
Income taxes payable	57.6	76.2
Other current liabilities	386.8	383.4
Total current liabilities	2,699.5	2,799.8
Long-term debt and finance leases	2,622.1	2,503.5
Long-term retirement benefits and other liabilities	500.3	367.1
Deferred tax liabilities and income taxes payable	260.0	247.9
Commitments and contingencies (see Notes 7 and 8)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at year-end 2023 and 2022; issued – 124,126,624 shares at year-end 2023 and 2022; outstanding – 80,495,585 and 80,810,016 shares at year-end 2023 and 2022, respectively	124.1	124.1
Capital in excess of par value	854.5	879.3
Retained earnings	4,691.8	4,414.6
Treasury stock at cost, 43,631,039 and 43,316,608 shares at year-end 2023 and 2022, respectively	(3,134.4)	(3,021.8)
Accumulated other comprehensive loss	(408.1)	(364.0)
Total shareholders’ equity	2,127.9	2,032.2
	$8,209.8	$7,950.5
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

(In millions, except per share amounts)	2023	2022	2021
Net sales	$8,364.3	$9,039.3	$8,408.3
Cost of products sold	6,086.8	6,635.1	6,095.5
Gross profit	2,277.5	2,404.2	2,312.8
Marketing, general and administrative expense	1,313.7	1,330.8	1,248.5
Other expense (income), net	180.9	(.6)	5.6
Interest expense	119.0	84.1	70.2
Other non-operating expense (income), net	(30.8)	(9.4)	(4.1)
Income before taxes	694.7	999.3	992.6
Provision for income taxes	191.7	242.2	248.6
Equity method investment (losses) gains	—	—	(3.9)
Net income	$503.0	$757.1	$740.1

Per share amounts:
Net income per common share	$6.23	$9.28	$8.93
Net income per common share, assuming dilution	$6.20	$9.21	$8.83

Weighted average number of shares outstanding:
Common shares	80.7	81.6	82.9
Common shares, assuming dilution	81.1	82.2	83.8
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

(In millions)	2023	2022	2021
Net income	$503.0	$757.1	$740.1
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Translation gain (loss)	(14.6)	(96.6)	30.7
Pension and other postretirement benefits:
Net gain (loss) recognized from actuarial gain/loss and prior service cost/credit	(25.2)	6.3	27.9
Reclassifications to net income	(1.0)	2.8	4.4
Cash flow hedges:
Gain (loss) recognized on cash flow hedges	(7.0)	4.9	5.4
Reclassifications to net income	3.7	1.5	(1.7)
Other comprehensive income (loss), net of tax	(44.1)	(81.1)	66.7
Total comprehensive income, net of tax	$458.9	$676.0	$806.8
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except per share amounts)	Common stock, $1 par value	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance as of January 2, 2021	$124.1	$862.1	$3,349.3	$(2,501.0)	$(349.6)	$1,484.9
Net income	—	—	740.1	—	—	740.1
Other comprehensive income (loss), net of tax	—	—	—	—	66.7	66.7
Repurchase of 925,425 shares for treasury	—	—	—	(180.9)	—	(180.9)
Issuance of 257,189 shares under stock-based compensation plans	—	.2	(7.2)	16.6	—	9.6
Contribution of 123,015 shares to 401(k) plan	—	—	19.1	5.5	—	24.6
Dividends of $2.66 per share	—	—	(220.6)	—	—	(220.6)
Balance as of January 1, 2022	$124.1	$862.3	$3,880.7	$(2,659.8)	$(282.9)	$1,924.4
Net income	—	—	757.1	—	—	757.1
Other comprehensive income (loss), net of tax	—	—	—	—	(81.1)	(81.1)
Repurchase of 2,173,416 shares for treasury	—	—	—	(379.5)	—	(379.5)
Issuance of 223,676 shares under stock-based compensation plans	—	17.0	(4.4)	10.6	—	23.2
Contribution of 153,803 shares to 401(k) plan	—	—	20.1	6.9	—	27.0
Dividends of $2.93 per share	—	—	(238.9)	—	—	(238.9)
Balance as of December 31, 2022	$124.1	$879.3	$4,414.6	$(3,021.8)	$(364.0)	$2,032.2
Net income	—	—	503.0	—	—	503.0
Other comprehensive income (loss), net of tax	—	—	—	—	(44.1)	(44.1)
Repurchase of 780,721 shares for treasury	—	—	—	(137.5)	—	(137.5)
Issuance of 297,885 shares under stock-based compensation plans	—	(24.8)	8.9	16.5	—	.6
Contribution of 168,404 shares to 401(k) plan	—	—	22.0	8.4	—	30.4
Dividends of $3.18 per share	—	—	(256.7)	—	—	(256.7)
Balance as of December 30, 2023	$124.1	$854.5	$4,691.8	$(3,134.4)	$(408.1)	$2,127.9
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)	2023	2022	2021
Operating Activities
Net income	$503.0	$757.1	$740.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187.4	177.4	167.3
Amortization	111.0	113.3	76.8
Provision for credit losses and sales returns	49.9	50.1	35.7
Stock-based compensation	22.3	47.4	37.2
Deferred taxes and other non-cash taxes	(24.4)	18.4	2.6
Other non-cash expense and loss (income and gain), net	37.1	23.5	11.7
Changes in assets and liabilities and other adjustments:
Trade accounts receivable	(16.7)	(22.1)	(113.2)
Inventories	111.7	(140.7)	(182.7)
Accounts payable	(87.6)	68.2	255.2
Taxes on income	(18.7)	18.9	(7.3)
Other assets	37.7	15.3	4.1
Other liabilities	(86.7)	(165.8)	19.3
Net cash provided by operating activities	826.0	961.0	1,046.8

Investing Activities
Purchases of property, plant and equipment	(265.3)	(278.1)	(255.0)
Purchases of software and other deferred charges	(19.8)	(20.4)	(17.1)
Proceeds from company-owned life insurance policies	48.1	—	—
Proceeds from sales of property, plant and equipment	1.0	2.3	1.1
Proceeds from insurance and sales (purchases) of investments, net	1.9	1.9	3.1
Proceeds from sale of product line and venture investment	—	1.1	7.6
Payments for acquisitions, net of cash acquired, and venture investments	(224.9)	(39.5)	(1,477.6)
Net cash used in investing activities	(459.0)	(332.7)	(1,737.9)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	(36.6)	34.6	259.2
Additional long-term borrowings	394.9	—	791.7
Repayments of long-term debt and finance leases	(255.9)	(6.3)	(13.4)
Dividends paid	(256.7)	(238.9)	(220.6)
Share repurchases	(137.5)	(379.5)	(180.9)
Net (tax withholding) proceeds related to stock-based compensation	(23.8)	(25.1)	(25.4)
Other	(1.6)	—	(6.3)
Net cash (used in) provided by financing activities	(317.2)	(615.2)	604.3
Effect of foreign currency translation on cash balances	(2.0)	(8.6)	(2.8)
Increase (decrease) in cash and cash equivalents	47.8	4.5	(89.6)
Cash and cash equivalents, beginning of year	167.2	162.7	252.3
Cash and cash equivalents, end of year	$215.0	$167.2	$162.7
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are a global materials science and digital identification solutions company that provides a wide range of branding and information solutions that optimize labor and supply chain efficiency, reduce waste, advance sustainability, circularity and transparency, and better connect brands and consumers. Our products and solutions include labeling and functional materials, radio-frequency identification ("RFID") inlays and tags, software applications that connect the physical and digital, and a variety of products and solutions that enhance branded packaging and carry or display information that improves the customer experience. We serve an array of industries worldwide, including home and personal care, apparel, general retail, e-commerce, logistics, food and grocery, pharmaceuticals and automotive.
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of majority-owned and controlled subsidiaries. Intercompany accounts, transactions and profits are eliminated in consolidation.
Fiscal Year
Our fiscal years generally consist of 52 weeks, but every fifth or sixth fiscal year consists of 53 weeks; our 2023, 2022, and 2021 fiscal years consisted of 52-week periods ending December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
Accounting Guidance Updates
Supplier Finance Programs
In the first quarter of 2023, we adopted guidance that requires disclosures of key supplier finance program terms, information about obligations under these programs and a rollforward of these obligations. This guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure on rollforward information, which is effective for fiscal years beginning after December 15, 2023. See Note 16, “Supplemental Financial Information,” for more information.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions for the reporting period and as of the date of our financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expense. As the effects of future events cannot be determined, actual results could differ significantly from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash on hand, deposits in banks, cash-in-transit, and bank drafts and short-term investments with maturities of three months or less when purchased or received. The carrying value of these assets approximates fair value due to the short maturity of these instruments.
Inventories
We state inventories at the lower of cost or net realizable value and categorize them as raw materials, work-in-progress, or finished goods. Cost is determined using the first-in, first-out method. We record inventory that is damaged, obsolete, excess and slow-moving to cost of products sold and we establish a lower cost basis for the inventory. Slow-moving inventory is reviewed by category and may be recognized partially or fully to cost of products sold depending on the type of product, level of usage and length of time the product has been included in inventory.

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

We perform an annual impairment test of goodwill during the fourth quarter and, as necessary, if changes in facts and circumstances that indicate the fair value of a reporting unit may be less than its carrying value. Factors that may cause us to perform an impairment test outside of our annual assessment include significant underperformance of a business relative to expected operating results, significant adverse economic and industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or our decision to divest a portion of a reporting unit. In performing impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. A quantitative assessment primarily uses the present value (discounted cash flow) method to determine the fair value of reporting units with goodwill.
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
We test indefinite-lived intangible assets, consisting of trade names and trademarks, for impairment in the fourth quarter or whenever events or circumstances indicate that it is more-likely-than-not that their carrying amounts exceed their fair values. In performing the impairment tests, we have the option first to assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for indefinite-lived intangible asset impairment. If we decide not to perform a qualitative assessment, or if the qualitative assessment indicates that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we perform a quantitative assessment. Fair value is estimated as the discounted value of future revenues using a royalty rate that a third party would pay to use the asset. Variation in the royalty rates could impact our estimate of fair value. If the carrying amount of an asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
See Note 5, “Financial Instruments,” for more information.
Fair Value Measurements
We define fair value as the price that would be received from selling an asset or paid for transferring a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.
We determine fair value based on a three-tier fair value hierarchy, which we use to prioritize the inputs used in measuring fair value. These tiers consist of Level 1, which are observable inputs such as quoted prices in active markets; Level 2, which are inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which are unobservable inputs in which little or no market data exists, requiring us to develop our own assumptions to determine the best estimate of fair value.
Revenue Recognition
Substantially all of our revenue is derived from the sale of products. Our Materials Group reportable segment sells pressure-sensitive label materials, films, performance tapes and fasteners. Our Solutions Group reportable segment sells a wide variety of branding and information solutions-oriented products, such as tickets, tags, labels (including RFID inlays), as well as related equipment, services, and supplies, that provide our customers with solutions for them to optimize branding and engagement with their consumers and enable item visibility and traceability. We recognize revenue for an amount that reflects the consideration which we expect from the sale of our products when we satisfy a performance obligation by transferring control of our products to a customer. We consider a number of factors in determining when we have transferred control to a customer, including the following: (i) our present right to payment; (ii) the customer’s legal title to the asset; (iii) physical possession of the asset; (iv) the customer’s significant risks and rewards of ownership of the asset; and (v) the customer’s acceptance of the asset. Generally, there are no substantive differences in revenue recognition considerations among our various products. Control generally transfers to a customer at a point in time upon shipment or delivery, depending on the specific terms of sale with the customer.
Our payment terms with customers are generally consistent with those used in the industries and the regions in which we operate.
We accept sales returns in certain limited circumstances. We record a liability for estimated returns and a corresponding reduction to sales in the amount we expect to repay or credit customers, which we base on historical returns and outstanding customer claims. We update our estimates each reporting period.
Sales rebates, discounts and other customer concessions represent variable consideration and are common in the industries and regions in which we operate, which we account for as a reduction to sales based on estimates at the time at which products are sold. We base these estimates on our historical experience, as well as current information such as sales forecasts. We regularly review our estimates and adjust the revenue recognized from sales as necessary as additional information becomes available.
We exclude sales tax, value-added tax and other taxes we collect from customers from sales. We account for shipping and handling activities after control of a product is transferred to a customer as fulfillment costs and not as separate performance obligations. As a practical expedient, we have elected not to disclose the value of unsatisfied performance obligations for contracts with an expected length of less than one year. We generally expense sales commissions when incurred because the expected amortization period is one year or less. We record these costs in “Marketing, general and administrative expense” in the Consolidated Statements of Income.

Research and Development
Research and development costs are related to research, design and testing of new products and applications, which we expense as incurred.
Long-Term Incentive Compensation
No long-term incentive compensation expense was capitalized in 2023, 2022 or 2021.
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
We determine the fair value of stock-based awards that are subject to the achievement of performance objectives based on a market condition, which includes MSUs and the other component of PUs, using the Monte-Carlo simulation method, which utilizes multiple input variables, including expected stock price volatility and other assumptions appropriate for determining fair value, to estimate the probability of satisfying the target performance objectives established for the award.
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
See Note 14, “Taxes Based on Income,” for more information.

Recent Accounting Requirements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of adopting this guidance on our financial statement disclosures.
In December 2023, the FASB issued guidance on improvements to income tax disclosures in the rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of adopting this guidance on our financial statement disclosures.
NOTE 2. BUSINESS ACQUISITIONS
2023 Business Acquisitions
On November 23, 2023, we completed our business acquisition of Silver Crystal Group ("Silver Crystal"), a Canada-based provider of sports apparel customization and application solutions across in-venue, direct-to-business and e-commerce platforms. On May 22, 2023, we completed our business acquisition of LG Group, Inc. ("Lion Brothers"), a Maryland-based designer and manufacturer of apparel brand embellishments. On March 6, 2023, we completed our business acquisition of Thermopatch, Inc. ("Thermopatch"), a New York-based manufacturer specializing in labeling, embellishments and transfers for the sports, industrial laundry, workwear and hospitality industries. These acquisitions expanded the product portfolio in our Solutions Group reportable segment.
The acquisitions of Silver Crystal, Lion Brothers and Thermopatch are referred to collectively as the "2023 Acquisitions."
The aggregate purchase consideration, including purchase consideration payable, for the 2023 Acquisitions was approximately $231 million. We funded the 2023 Acquisitions using cash and commercial paper borrowings. In addition to the cash paid at closing, the sellers in one of these acquisitions are eligible for earn-out payments of up to $5 million, subject to the acquired company achieving certain post-acquisition performance targets. As of the acquisition date, we included an estimate of the fair value of these earn-out payments in the aggregate purchase consideration.
The final allocations of purchase consideration for the 2023 Acquisitions to assets and liabilities are ongoing as we continue to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from their respective acquisition date). Consistent with the allowable time to complete our assessment, the valuation of certain acquired assets and liabilities, including environmental liabilities and income taxes, is currently pending finalization.
The 2023 Acquisitions were not material, individually or in the aggregate, to the Consolidated Financial Statements.
2022 Business Acquisitions
In January 2022, we completed our business acquisitions of TexTrace AG ("TexTrace"), a Switzerland-based technology developer specializing in custom-made woven and knitted RFID products that can be sewn onto or inserted into garments, and Rietveld Serigrafie B.V. and Rietveld Screenprinting Serigrafi Baski Matbaa Tekstil Ithalat Ihracat Sanayi ve Ticaret Limited Sirketi (collectively, "Rietveld"), a Netherlands-based provider of external embellishment solutions and application and printing methods for performance brands and team sports in Europe. These acquisitions expanded the product portfolio in our Solutions Group reportable segment. The acquisitions of TexTrace and Rietveld are referred to collectively as the "2022 Acquisitions."
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
Vestcom Acquisition
On August 31, 2021, we completed our business acquisition of CB Velocity Holdings, LLC (“Vestcom”), an Arkansas-based provider of shelf-edge pricing, productivity and consumer engagement solutions for retailers and consumer packaged goods companies, for purchase consideration of $1.47 billion. We funded this acquisition using cash and proceeds from both commercial paper borrowings and issuances of senior notes. Refer to Note 4, “Debt,” to the Consolidated Financial Statements for more information.
Vestcom’s solutions expanded our position in high-value categories and added channel access and data management capabilities to our Solutions Group reportable segment.

The impact of the Vestcom acquisition was not material to the pro forma net sales or net income of our combined operations for the periods presented. Post-acquisition net sales and net income related to Vestcom were not material to the Consolidated Statements of Income for 2021.
Other 2021 Business Acquisitions
On March 18, 2021, we completed our business acquisition of the net assets of ZippyYum, LLC (“ZippyYum”), a California-based developer of software products used in the food service and food preparation industries. This acquisition expanded the product portfolio in our Solutions Group reportable segment.
On March 1, 2021, we completed our business acquisition of the issued and outstanding stock of JDC Solutions, Inc. (“JDC”), a Tennessee-based manufacturer of pressure-sensitive specialty tapes. This acquisition expanded the product portfolio in our Materials Group reportable segment.
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
NOTE 3. GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS
Goodwill
Results from our annual goodwill impairment test in the fourth quarter of 2023 indicated that no impairment occurred during 2023. The assumptions used in our assessment were primarily based on Level 3 inputs.
Changes in the net carrying amount of goodwill for 2023 and 2022 by reportable segment are shown below:

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of January 1, 2022	$645.5	$1,236.0	$1,881.5
Acquisitions(1)	—	16.3	16.3
Acquisition adjustment(2)	—	(.5)	(.5)
Translation adjustments	(26.8)	(8.1)	(34.9)
Goodwill as of December 31, 2022	618.7	1,243.7	1,862.4
Acquisitions(3)	—	135.0	135.0
Translation adjustments	12.0	4.2	16.2
Goodwill as of December 30, 2023	$630.7	$1,382.9	$2,013.6
(1)Goodwill acquired related to the 2022 Acquisitions. We expect the recognized goodwill related to the 2022 Acquisitions not to be deductible for income tax purposes.
(2)Measurement period adjustment related to the finalization of the purchase price allocation for the Vestcom acquisition.
(3)Goodwill acquired related to the 2023 Acquisitions. We expect substantially all of the recognized goodwill related to the 2023 Acquisitions not to be deductible for income tax purposes.
The carrying amounts of goodwill at December 30, 2023 and December 31, 2022 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Solutions Group reportable segment.
Indefinite-Lived Intangible Assets
Results from our annual indefinite-lived intangible assets impairment test in the fourth quarter indicated that no impairment occurred in 2023. The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $155.3 million and $154.7 million at December 30, 2023 and December 31, 2022, respectively.

Finite-Lived Intangible Assets
In connection with the 2023 Acquisitions, we acquired approximately $94 million of identifiable finite-lived intangible assets, which consisted of customer relationships, patented and other developed technology, and trade names and trademarks. We utilized the income approach to estimate the fair value of acquired identifiable intangibles, primarily using Level 3 inputs. We applied significant judgment in determining the fair value of intangible assets, which included our estimates and assumptions with respect to estimated future revenue and related profit margins, customer retention rates, technology migration curves, royalty rates, discount rates and economic lives assigned to the acquired intangible assets.
The table below summarizes the amounts and weighted average useful lives of the intangible assets associated with the 2023 Acquisitions as of the acquisition date.

	Amount (in millions)	Weighted average amortization period (in years)
Customer relationships	$68.8	11
Patented and other developed technology	22.2	7
Trade names and trademarks	3.0	6
In connection with the 2022 Acquisitions, we acquired approximately $21 million of identifiable finite-lived intangible assets, which consisted of patented and other developed technology as well as customer relationships.
Refer to Note 2, “Business Acquisitions,” for more information.
The table below sets forth our finite-lived intangible assets resulting from business acquisitions at December 30, 2023 and December 31, 2022, which continue to be amortized.

	2023			2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$922.5	$383.7	$538.8	$852.2	$330.1	$522.1
Patented and other developed technology	278.3	130.2	148.1	261.9	104.3	157.6
Trade names and trademarks	17.4	11.7	5.7	14.4	10.3	4.1
Other intangibles	3.2	2.0	1.2	3.2	1.4	1.8
Total	$1,221.4	$527.6	$693.8	$1,131.7	$446.1	$685.6
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $86.3 million for 2023, $81.8 million for 2022 and $44.6 million for 2021.
We expect estimated amortization expense for finite-lived intangible assets resulting from business acquisitions for each of the next five fiscal years and thereafter to be as follows:

(In millions)	Estimated Amortization Expense
2024	$89.7
2025	88.9
2026	85.9
2027	85.4
2028	78.0
2029 and thereafter	265.9

NOTE 4. DEBT
Short-Term Borrowings
We had $112 million and $128 million of outstanding borrowings from U.S. commercial paper issuances as of December 30, 2023 and December 31, 2022, respectively, with a weighted average interest rate of 5.54% and 4.84%, respectively.
We have a Euro-Commercial Paper Program under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program are backed by our revolving credit facility (the “Revolver”). There are no financial covenants under this program. We had balances of $199.2 million and $213.0 million outstanding under this program as of December 30, 2023 and December 31, 2022, respectively, with a weighted average interest rate of 4.13% and 2.06%, respectively.
Short-Term Credit Facilities
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
No balance was outstanding under the Revolver as of December 30, 2023 or December 31, 2022. Commitment fees associated with the Revolver in 2023, 2022 and 2021 were $1.2 million, $0.9 million and $0.9 million, respectively.
In addition to the Revolver, we have short-term lines of credit available in various countries of approximately $327 million in the aggregate at December 30, 2023. These lines may be cancelled at any time by us or the issuing banks. Short-term borrowings outstanding under these lines of credit were $1.0 million and $2.4 million at December 30, 2023 and December 31, 2022, respectively, with weighted average interest rates of 2.24% and 0.64%, respectively.
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

Our long-term debt, and related interest rates, at year-end 2023 and 2022 is shown below.

(In millions)	2023	2022
Long-term debt
Medium-term notes:
Series 1995 due 2025	$30.0	$30.0
Long-term notes:
Senior notes due 2023 at 3.4%	—	249.7
Senior notes due 2024 at 0.85%	299.6	299.0
Senior notes due 2025 at 1.25%(1)	552.6	531.3
Senior notes due 2028 at 4.875%	496.7	496.0
Senior notes due 2030 at 2.650%	496.1	495.5
Senior notes due 2032 at 2.25%	495.1	494.5
Senior notes due 2033 at 6.0%	149.2	149.1
Senior notes due 2033 at 5.75%	395.3	—
Less amount classified as current	(299.6)	(249.7)
Total long-term debt(2)	$2,615.0	$2,495.4

(1)	These senior notes are euro-denominated. The face value is €500 million.
(2)	Included unamortized debt issuance costs and debt discounts of $11.3 million and $7.4 million, respectively, as of year-end 2023 and $10.5 million and $7.1 million, respectively, as of year-end 2022.
At year-end 2023 and 2022, our medium-term notes had accrued interest at a weighted average fixed rate of 7.5%.
We expect maturities of our long-term debt for each of the next five fiscal years and thereafter to be as follows:

Year	(In millions)
2024	$300.0
2025	583.4
2026	—
2027	—
2028	500.0
2028 and thereafter	1,550.0
Refer to Note 7, “Commitments and Leases,” for information related to finance leases.
Other
The Revolver contains a financial covenant that requires us to maintain a specified ratio of total debt in relation to a certain measure of income. As of December 30, 2023 and December 31, 2022, we were in compliance with our financial covenant.
Our total interest costs in 2023, 2022 and 2021 were $126.5 million, $89.8 million and $75.0 million, respectively, of which $7.5 million, $5.7 million and $4.8 million, respectively, was capitalized as part of the cost of property, plant and equipment and capitalized software.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given their short duration. The fair value of our total debt was $3.11 billion at December 30, 2023 and $2.85 billion at December 31, 2022. Fair value amounts were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable. Refer to Note 1, “Summary of Significant Accounting Policies,” for more information.

NOTE 5. FINANCIAL INSTRUMENTS
As of December 30, 2023, the aggregate U.S. dollar equivalent notional value of our outstanding commodity contracts and foreign exchange contracts was $5.8 million and $1.34 billion, respectively. Our outstanding foreign exchange contracts as of December 30, 2023 were recorded in various currencies, primarily the U.S. dollar, euro, Chinese renminbi, British pound sterling and Hong Kong dollar.
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
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period(s) during which the hedged transaction impacts earnings. Gains and losses on these derivatives, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings. Except for the cross-currency swap discussed below, cash flow hedges were not material in 2023, 2022 or 2021.
Cross-Currency Swap
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to effectively convert our fixed-rate U.S. dollar-denominated debt into euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $2.3 million as of December 30, 2023 and $15.5 million as of December 31, 2022, which were included in "Other Assets" in the Consolidated Balance Sheets. Refer to Note 9, “Fair Value Measurements,” to the Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during 2023, 2022 or 2021.
Other Derivatives
The following table shows the fair value and balance sheet locations of other derivatives as of December 30, 2023 and December 31, 2022:

	Asset			Liability
(In millions)	Balance Sheet Location	2023	2022	Balance Sheet Location	2023	2022
Foreign exchange contracts	Other current assets	$6.3	$4.3	Other current liabilities	$6.0	$9.6
Commodity contracts	Other current assets	—	—	Other current liabilities	—	.2
		$6.3	$4.3		$6.0	$9.8
For other derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings.
The following table shows the components of the net gains (losses) recognized in income related to these derivative instruments:

(In millions)	Statements of Income Location	2023	2022	2021
Foreign exchange contracts	Cost of products sold	$3.4	$5.6	$1.4
Foreign exchange contracts	Marketing, general and administrative expense	5.5	(4.3)	21.0
		$8.9	$1.3	$22.4

NOTE 6. PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Plans
We sponsor a number of defined benefit plans, the accrual of benefits under some of which has been frozen, covering eligible employees in the U.S. and certain other countries. Benefits payable to an employee are based primarily on years of service and the employee’s compensation during the course of his or her employment with our company.
We are also obligated to pay unfunded termination indemnity benefits to certain employees outside the U.S., which are subject to applicable agreements, laws and regulations. We have not incurred significant costs related to these benefits, and, therefore, no related costs have been included in the disclosures below.
Plan Assets
Assets in our non-U.S. plans are invested in accordance with locally accepted practices and primarily include equity securities, fixed income securities, insurance contracts and cash. Asset allocations and investments vary by country and plan. Our target plan asset investment allocation for our non-U.S. plans in the aggregate is approximately 26% in equity securities, 59% in fixed income securities and cash, and 15% in insurance contracts and other investments, subject to periodic fluctuations among these asset classes.
Fair Value Measurements
The valuation methodologies we use for assets measured at fair value are described below.
Cash is valued at nominal value. Cash equivalents and mutual funds are valued at fair value as determined by quoted market prices, based upon the net asset value (“NAV”) of shares held at year-end. Pooled funds are structured as collective trusts, not publicly traded and valued by calculating NAV per unit based on the NAV of the underlying funds/trusts as a practical expedient for the fair value of the pooled funds. The pooled funds are categorized by the primary investment strategy which is primarily investments in equity and fixed income securities. The pooled funds categorized as other investments are primarily investments in real estate funds. Insurance contracts are valued at book value, which approximates fair value and is calculated using the prior-year balance plus or minus investment returns and changes in cash flows.
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

The following table sets forth, by level within the fair value hierarchy (as applicable), non-U.S. plan assets at fair value:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
2023
Cash	$1.3	$1.3	$—	$—
Insurance contracts	42.6	—	—	42.6
Pooled funds – real estate investment trusts	6.4	—	—	6.4
Pooled funds – fixed income securities(1)	389.8
Pooled funds – equity securities(1)	169.4
Pooled funds – other investments(1)	53.7
Total non-U.S. plan assets at fair value	$663.2
2022
Cash	$6.4	$6.4	$—	$—
Insurance contracts	37.1	—	—	37.1
Pooled funds – real estate investment trusts	8.3	—	—	8.3
Pooled funds – fixed income securities(1)	335.7
Pooled funds – equity securities(1)	151.9
Pooled funds – other investments(1)	45.9
Total non-U.S. plan assets at fair value	$585.3
(1)Pooled funds that are measured at fair value using the NAV per unit (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to reconcile to total non-U.S. plan assets.
The following table presents a reconciliation of Level 3 non-U.S. plan asset activity during the year ended December 30, 2023:

	Level 3 Assets
(In millions)	Insurance Contracts	Pooled Funds – Real Estate Investment Trusts	Total
Balance at December 31, 2022	$37.1	$8.3	$45.4
Net realized and unrealized gain (loss)	1.3	(2.3)	(1.0)
Purchases	3.5	—	3.5
Settlements	(2.8)	—	(2.8)
Acquisition	1.1	—	1.1
Impact of changes in foreign currency exchange rates	2.4	.4	2.8
Balance at December 30, 2023	$42.6	$6.4	$49.0
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
Plan Balance Sheet Reconciliations
The following table provides a reconciliation of benefit obligations, plan assets, funded status of the plans and accumulated other comprehensive loss for our defined benefit plans:
Plan Benefit Obligations

	Pension Benefits
	2023		2022
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations
Projected benefit obligations at beginning of year	$51.8	$586.9	$66.8	$882.4
Service cost	—	10.5	—	16.5
Interest cost	2.4	24.7	1.2	10.8
Participant contributions	—	4.5	—	4.6
Amendments	—	(.1)	—	—
Actuarial (gain) loss	1.4	51.3	(9.1)	(244.9)
Acquisition	—	1.2	—	—
Benefits paid	(6.3)	(25.3)	(7.1)	(21.3)
Settlements	—	(.6)	—	(1.0)
Foreign currency translation	—	26.8	—	(60.2)
Projected benefit obligations at end of year	$49.3	$679.9	$51.8	$586.9
Accumulated benefit obligations at end of year	$49.3	$628.7	$51.8	$540.2

Plan Assets

	Pension Benefits
	2023		2022
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in plan assets
Plan assets at beginning of year	$—	$585.3	$—	$874.6
Actual return on plan assets	—	54.6	—	(226.5)
Acquisition	—	1.1	—	—
Employer contributions	6.3	17.2	7.1	15.2
Participant contributions	—	4.5	—	4.6
Benefits paid	(6.3)	(25.3)	(7.1)	(21.3)
Settlements	—	(.6)	—	(1.0)
Foreign currency translation	—	26.4	—	(60.3)
Plan assets at end of year	$—	$663.2	$—	$585.3
Funded Status

	Pension Benefits
	2023		2022
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Funded status of the plans
Other assets	$—	$67.8	$—	$70.0
Other accrued liabilities	(6.1)	(.2)	(6.2)	(.4)
Long-term retirement benefits and other liabilities(1)	(43.2)	(84.3)	(45.6)	(71.2)
Plan assets less than benefit obligations	$(49.3)	$(16.7)	$(51.8)	$(1.6)
(1)In accordance with our funding strategy, we have the option to fund certain of our U.S. liabilities with proceeds from our company-owned life insurance policies.

	Pension Benefits
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions used to determine year-end benefit obligations
Discount rate	4.86%	3.78%	5.06%	4.36%
Compensation rate increase	—	2.73	—	2.75
For U.S. and non-U.S. plans combined, the projected benefit obligations and fair values of plan assets for pension plans with projected benefit obligations in excess of plan assets were $210 million and $76 million, respectively, at year-end 2023 and $165 million and $42 million, respectively, at year-end 2022.
For U.S. and non-U.S. plans combined, the accumulated benefit obligations and fair values of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $162 million and $43 million, respectively, at year-end 2023 and $132 million and $23 million, respectively, at year-end 2022.

Accumulated Other Comprehensive Loss
The following table shows the pre-tax amounts recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets:

	Pension Benefits
	2023		2022
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Net actuarial loss	$9.6	$73.2	$9.1	$38.2
Prior service (credit) cost	—	(3.4)	—	(3.5)
Net amount recognized in accumulated other comprehensive loss	$9.6	$69.8	$9.1	$34.7
The following table shows the pre-tax amounts recognized in “Other comprehensive loss (income)”:

	Pension Benefits
	2023		2022		2021
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Net actuarial (gain) loss	$.9	$32.6	$(5.6)	$(.8)	$(.7)	$(34.8)
Prior service credit	—	(.1)	—	—	—	(.9)
Amortization of unrecognized:
Net actuarial gain	(.4)	2.1	(.8)	(2.5)	(.8)	(6.1)
Prior service credit (cost)	—	.4	—	.4	—	.4
Settlements	—	.1	(.1)	.1	(1.1)	(.5)
Net amount recognized in other comprehensive loss (income)	$.5	$35.1	$(6.5)	$(2.8)	$(2.6)	$(41.9)
Plan Income Statement Reconciliations
The following table shows the components of net periodic benefit cost, which are recorded in net income for our defined benefit plans:

	Pension Benefits
	2023		2022		2021
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$10.5	$—	$16.5	$—	$19.0
Interest cost	2.4	24.7	1.2	10.8	1.0	8.9
Actuarial (gain) loss	.5	—	(3.5)	—	(1.1)	—
Expected return on plan assets	—	(33.2)	—	(21.9)	—	(19.8)
Amortization of actuarial loss	.4	(2.1)	.8	2.5	.8	6.1
Amortization of prior service (credit) cost	—	(.4)	—	(.4)	—	(.4)
Recognized loss (gain) on settlements	—	(.1)	.1	(.1)	1.1	.5
Net periodic benefit cost (credit)	$3.3	$(.6)	$(1.4)	$7.4	$1.8	$14.3
Service cost and components of net periodic benefit cost other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense (income), net” in the Consolidated Statements of Income, respectively.

The following table shows the weighted average assumptions used to determine net periodic cost:

	Pension Benefits
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.06%	4.36%	2.19%	1.57%	2.20%	1.26%
Expected return on assets	—	4.71	—	3.00	—	2.61
Compensation rate increase	—	2.75	—	2.33	—	2.15
Plan Contributions
We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate. The following table sets forth our expected contributions in 2024:

(In millions)
U.S. pension plans	$6.3
Non-U.S. pension plans	13.8
Future Benefit Payments
The future benefit payments shown below reflect the expected service periods for eligible participants.

	Pension Benefits
(In millions)	U.S.	Non-U.S.
2024	$6.3	$25.7
2025	6.1	24.8
2026	5.9	28.7
2027	5.4	29.0
2028	4.9	27.7
2029-2033	18.4	157.4
Postretirement Health Benefits
We provide postretirement health benefits to certain of our retired U.S. employees up to the age of 65 under a cost-sharing arrangement and provide supplemental Medicare benefits to certain of our U.S. retirees over the age of 65. Our postretirement health benefit plan was closed to new participants retiring after December 31, 2021. Our policy is to fund the cost of these postretirement benefits from operating cash flows. While we do not intend to terminate these postretirement health benefits, we may do so at any time, subject to applicable laws and regulations. At year-end 2023, our postretirement health benefits obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $2 million and $10 million, respectively. At year-end 2022, our postretirement health benefits obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $2 million and $11 million, respectively. Net periodic benefit cost was not material in 2023, 2022 or 2021.
Defined Contribution Plans
We sponsor various defined contribution plans worldwide, the largest of which is the Avery Dennison Corporation Employee Savings Plan (“Savings Plan”), a 401(k) plan for our U.S. employees.
We recognized expense of $30.3 million, $27.3 million and $24.6 million in 2023, 2022 and 2021, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.

Other Retirement Plans
We have deferred compensation plans and programs that permit eligible employees to defer a portion of their compensation. The compensation voluntarily deferred by the participant, together with certain employer contributions, earns specified and variable rates of return. As of year-end 2023 and 2022, we had accrued $88.2 million and $87.3 million, respectively, for our obligations under these plans. A portion of the interest on certain of our contributions may be forfeited by participants if their employment terminates before age 55 other than by reason of death or disability.
Our Directors Deferred Equity Compensation Program allows our non-employee directors to elect to receive their cash compensation in deferred stock units (“DSUs”) issued under our equity plan. Additionally, two legacy deferred compensation plans had DSUs that were issued under our then-active equity plans. Dividend equivalents, representing the value of dividends per share paid on shares of our common stock and calculated with reference to the number of DSUs held as of a quarterly dividend record date, are credited in the form of additional DSUs on the applicable dividend payable date. DSUs are converted into shares of our common stock, less fractional shares, and issued to the director upon his or her separation from our Board. Approximately 0.1 million DSUs were outstanding for both year-end 2023 and 2022, with an aggregate value of $19 million and $20 million, respectively.
We hold company-owned life insurance policies, the proceeds from which are payable to us upon the death of covered participants. The cash surrender values of these policies, net of outstanding loans, which are included in “Other assets” in the Consolidated Balance Sheets, were $228.4 million and $265.0 million at year-end 2023 and 2022, respectively.
NOTE 7. COMMITMENTS AND LEASES
Supplemental cost information related to leases is shown below.

(In millions)	2023	2022	2021
Operating lease costs	$73.6	$70.8	$68.8
Lease costs related to finance leases were not material in 2023, 2022 or 2021.
Supplemental balance sheet information related to leases is shown below.

(In millions)	Balance Sheet Location	2023	2022
Assets
Operating	Other assets	$200.2	$161.7
Finance(1)	Property, plant and equipment, net	29.6	27.5
Total leased assets		$229.8	$189.2
Liabilities
Current:
Operating	Other current liabilities	$45.4	$42.4
Finance	Short-term borrowings and current portion of long-term debt and finance leases	6.3	5.4
Non-current:
Operating	Long-term retirement benefits and other liabilities	152.3	113.6
Finance	Long-term debt and finance leases	7.0	8.2
Total lease liabilities		$211.0	$169.6

(1)	Finance lease assets are net of accumulated amortization of $14.6 million and $12.4 million as of December 30, 2023 and December 31, 2022, respectively.
Supplemental cash flow information related to leases is shown below.

(In millions)	2023	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities	$55.8	$60.5	$54.2
Operating lease assets obtained in exchange for operating lease liabilities	92.4	37.2	58.0
Cash flows related to finance leases were not material in 2023, 2022 or 2021.

Weighted average remaining lease term and discount rate information related to leases as of December 30, 2023 and December 31, 2022 is shown below.

	2023	2022
Weighted average remaining lease term (in years):
Operating	7.1	5.9
Finance	3.1	2.7
Weighted average discount rate (percentage):
Operating	4.1%	3.2%
Finance	4.2	2.8
Operating and finance lease liabilities by maturity date from December 30, 2023 are shown below.

(In millions)	Operating Leases	Finance Leases
2024	$50.3	$6.9
2025	41.0	3.5
2026	32.4	1.9
2027	23.0	1.3
2028	15.1	.6
2029 and thereafter	69.5	.6
Total lease payments	231.3	14.8
Less: imputed interest	(33.6)	(1.5)
Present value of lease liabilities	$197.7	$13.3
As of December 30, 2023, we had no significant operating or finance leases that had not yet commenced.
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
After the U.S. Supreme Court denied our writ of certiorari petition on May 30, 2023, the trial court’s retrial began on July 10, 2023. On July 18, 2023, the jury in the retrial issued a verdict that Adasa’s patent is valid. Although the court had not issued its judgment, including its decision on sanctions, we increased our contingent liability to reflect our best estimate of the anticipated judgment to $80.4 million as of July 1, 2023, with an expectation to continue adjusting our accrual quarterly, as appropriate. As of December 30, 2023 our contingent liability was $82.9 million. We have grounds to appeal and plan to appeal any judgment based on the jury verdict; therefore, we classified the total contingent liability as non-current due to the time expected for this matter to be fully resolved.
A hearing took place on October 24, 2023 before the district court on the pending sanctions decision and certain post-trial motions. We determined that no additional adjustment to our accrual was required as a result of the hearing.
On January 23, 2024, the district court issued two orders relating to Adasa’s original and supplemental bill of taxable costs, which did not have an impact on the liability we recorded as of December 30, 2023. On January 25, 2024, the district court issued a revised sanction order lowering the sanction against us from approximately $20 million to approximately $5.2 million, based on a royalty of $0.0025/late-reported tag, which was consistent with the amount we had accrued. In February 2024, the district court issued decisions denying our motion for judgment as a matter of law and our motion for a new trial. We plan to appeal these recent decisions.
We have largely completed our migration to alternative encoding methods for our RFID tags.
Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve legal proceedings could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses. If information were to become available that allowed us to reasonably estimate a range of potential expenses determined to be probable in an amount higher or lower than what we have accrued, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for their resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of legal proceedings would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.
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
As of December 30, 2023, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors. Because of the uncertainties associated with environmental assessment and remediation activities, our future expenses to remediate these sites could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential expenses determined to be probable. If information were to become available that allowed us to reasonably estimate a range of potential expenses in an amount higher or lower than what we have accrued, we would adjust our environmental liabilities accordingly. In addition, we may be identified as a PRP at additional sites in the future. The range of expenses for remediation of any future-identified sites would be addressed as they arise; until then, a range of expenses for their remediation cannot be determined.
The activity related to our environmental liabilities in 2023 and 2022 is shown below:

(In millions)	2023	2022
Balance at beginning of year	$24.3	$21.9
Charges, net of reversals	2.5	4.4
Payments	(2.3)	(2.0)
Balance at end of year	$24.5	$24.3
Approximately $11 million and $9 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the Consolidated Balance Sheets as of December 30, 2023 and December 31, 2022.

NOTE 9. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 30, 2023, were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$37.8	$19.6	$18.2	$—
Derivative assets	6.3	—	6.3	—
Bank drafts	5.3	5.3	—	—
Cross-currency swap	2.3	—	2.3	—
Liabilities
Derivative liabilities	$7.6	$1.6	$6.0	$—
Contingent consideration liabilities	10.0	—	—	10.0
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2022 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$31.3	$22.6	$8.7	$—
Derivative assets	4.3	—	4.3	—
Bank drafts	3.2	3.2	—	—
Cross-currency swap	15.5	—	15.5	—
Liabilities
Derivative liabilities	$12.2	$.3	$11.9	$—
Contingent consideration liabilities	6.0	—	—	6.0
Investments included fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using NAV. As of December 30, 2023, investments of $2.7 million and $35.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the Consolidated Balance Sheets. As of December 31, 2022, investments of $0.7 million and $30.6 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with certain acquisitions completed in 2023, 2022 and 2021, which are subject to the acquired companies achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified as Level 3. Activity related to contingent consideration in 2023 and 2022 was immaterial.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $71 million and $70 million as of December 30, 2023 and December 31, 2022, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. We recognized no net gains or losses on these investments in 2023 and recognized net gains of $13.5 million and $23.0 million in 2022 and 2021, respectively, in “Other expense (income), net” in the Consolidated Statements of Income.

NOTE 10. NET INCOME PER COMMON SHARE
Net income per common share was computed as follows:

(In millions, except per share amounts)	2023	2022	2021
(A) Net income	$503.0	$757.1	$740.1
(B) Weighted average number of common shares outstanding	80.7	81.6	82.9
Dilutive shares (additional common shares issuable under stock-based awards)	.4	.6	.9
(C) Weighted average number of common shares outstanding, assuming dilution	81.1	82.2	83.8
Net income per common share (A) ÷ (B)	$6.23	$9.28	$8.93
Net income per common share, assuming dilution (A) ÷ (C)	$6.20	$9.21	$8.83
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for 2023 and were not significant in 2022 or 2021.
NOTE 11. SUPPLEMENTAL EQUITY AND COMPREHENSIVE INCOME INFORMATION
Common Stock and Share Repurchase Program
Our Amended and Restated Certificate of Incorporation authorizes five million shares of $1 par value preferred stock (of which no shares are outstanding), with respect to which our Board may fix the series and terms of issuance, and 400 million shares of $1 par value voting common stock.
From time to time, our Board authorizes the repurchase of shares of our outstanding common stock. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes. In 2023, we repurchased approximately 0.8 million shares of our common stock at an aggregate cost of $137.5 million. In 2022, we repurchased approximately 2.2 million shares of our common stock at an aggregate cost of $379.5 million.
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to any amount outstanding under our previous Board authorization. Shares of our common stock in the aggregate amount of $592.8 million as of December 30, 2023 remained authorized for repurchase under this Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Treasury Shares Reissuance
We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for 2023 and 2022 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of January 1, 2022	$(217.4)	$(60.4)	$(5.1)	$(282.9)
Other comprehensive income (loss) before reclassifications, net of tax	(96.6)	6.3	4.9	(85.4)
Reclassifications to net income, net of tax	—	2.8	1.5	4.3
Net current-period other comprehensive income (loss), net of tax	(96.6)	9.1	6.4	(81.1)
Balance as of December 31, 2022	$(314.0)	$(51.3)	$1.3	$(364.0)
Other comprehensive income (loss) before reclassifications, net of tax	(14.6)	(25.2)	(7.0)	(46.8)
Reclassifications to net income, net of tax	—	(1.0)	3.7	2.7
Net current-period other comprehensive income (loss), net of tax	(14.6)	(26.2)	(3.3)	(44.1)
Balance as of December 30, 2023	$(328.6)	$(77.5)	$(2.0)	$(408.1)

The following table sets forth the income tax (benefit) expense allocated to each component of other comprehensive income (loss):

(In millions)	2023	2022	2021
Foreign currency translation:
Translation gain (loss)	$1.2	$(7.0)	$(23.2)
Pension and other postretirement benefits:
Net gain (loss) recognized from actuarial gain/loss and prior service cost/credit	(8.2)	.5	8.5
Reclassifications to net income	(.3)	1.1	1.6
Cash flow hedges:
Gain (loss) recognized on cash flow hedges	(2.2)	1.6	1.7
Reclassifications to net income	1.2	.4	(.5)
Income tax (benefit) expense allocated to components of other comprehensive income (loss)	$(8.3)	$(3.4)	$(11.9)
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
Stock-based compensation expense and the related recognized tax benefit were as follows:

(In millions)	2023	2022	2021
Stock-based compensation expense	$22.3	$47.4	$37.2
Tax benefit	2.4	6.7	4.6
This expense was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income.
As of December 30, 2023, we had approximately $35 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted average requisite service period of approximately two years.
Stock Options
Stock options may be granted to employees and non-employee directors at no less than 100% of the fair market value of our common stock on the date of the grant and generally vest over a four-year period. Options expire ten years from the date of grant.
The fair value of stock options is estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and the expected option term. The following assumptions are used in estimating the fair value of granted stock options:
Risk-free interest rate is based on the 52-week average of the Treasury-Bond rate that has a term corresponding to the expected option term. For 2023, it was 3.84%.
Expected stock price volatility represents an average of the implied and historical volatility. For 2023, it was 23.90%.
Expected dividend yield is based on the current annual dividend divided by the 12-month average of our monthly stock price prior to grant. For 2023, it was 1.84%.
Expected option term is determined based on historical experience under our stock option and incentive plans. For 2023, it was 6.31 years.

The weighted average grant date fair value per share for stock options granted in 2023 was $47.65. No stock options were granted in fiscal years 2022 or 2021.
The following table summarizes information related to stock options:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2022	141.1	$73.96	3.42	$15.1
Granted	63.0	190.54
Outstanding at December 30, 2023	204.1	$109.92	4.36	$18.7
Options vested and expected to vest at December 30, 2023	192.6	105.10	4.36	18.7
Options exercisable at December 30, 2023	141.1	$73.96	2.42	$18.1
The total intrinsic value of stock options exercised was $3.5 million in 2021. We received approximately $1 million in 2021 from the exercise of stock options, and the tax benefit associated with these exercised options was $0.9 million. The stock option exercises in 2022 were immaterial and there were no stock option exercises in 2023. The intrinsic value of a stock option is based on the amount by which the market value of our stock exceeds the exercise price of the option.
Performance Units (“PUs”)
PUs are performance-based awards granted to eligible employees under the Equity Plan. PUs are payable in shares of our common stock at the end of a three- or four-year cliff vesting period provided that the designated performance objectives are achieved at the end of the period. Over the performance period, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the performance objectives established for the award. The actual number of shares issued generally ranges from 0% to 200% of the target shares at the time of grant; however the shares issued for certain special PU awards can range up to 300% of the target shares at time of grant. The weighted average grant date fair value for PUs was $180.12, $163.97 and $191.86 in 2023, 2022 and 2021, respectively.
The following table summarizes information related to awarded PUs:

	Number of PUs (in thousands)	Weighted average grant-date fair value
Unvested at December 31, 2022	372.7	$147.45
Granted at target	85.0	180.12
Adjustment for above-target performance(1)	58.2	112.51
Vested	(201.9)	112.51
Forfeited/cancelled	(13.3)	174.50
Unvested at December 30, 2023	300.7	$174.54
(1)Reflects adjustments for the vesting of PUs based on above-target performance for the 2020-2022 performance period.
The fair value of vested PUs was $22.7 million in 2023, $20.2 million in 2022 and $19.2 million in 2021.
Market-Leveraged Stock Units (“MSUs”)
MSUs are performance-based awards granted to eligible employees under our equity plans. MSUs are payable in shares of our common stock over a four-year period provided that the designated performance objective is achieved as of the end of each vesting period. MSUs accrue dividend equivalents during the vesting period, which are earned and paid only at vesting provided that, at a minimum, threshold-level performance is achieved. The number of shares earned is based upon our absolute total shareholder return at each vesting date and can range from 0% to 200% of the target amount of MSUs subject to vesting. Each of the four vesting periods represents one tranche of MSUs and the fair value of each of these four tranches was determined using the Monte-Carlo simulation model, which utilizes multiple input variables, including expected stock price volatility and other assumptions, to estimate the probability of achieving the performance objective established for the award. The weighted average grant date fair value for MSUs was $192.53, $141.80 and $216.06 in 2023, 2022 and 2021, respectively.

The following table summarizes information related to awarded MSUs:

	Number of MSUs (in thousands)	Weighted average grant- date fair value
Unvested at December 31, 2022	208.5	$145.86
Granted at target	82.3	192.53
Adjustments for above-target performance(1)	35.9	125.18
Vested	(118.9)	135.77
Forfeited/cancelled	(12.3)	166.45
Unvested at December 30, 2023	195.5	$167.16
(1)Reflects adjustments for the vesting of MSUs based on above-target performance for each of the tranches of awards vesting in 2023.
The fair value of vested MSUs was $16.1 million in 2023, $19.9 million in 2022 and $17.8 million in 2021.
Restricted Stock Units (“RSUs”)
RSUs are service-based awards granted to eligible employees and non-employee directors under our equity plans. RSUs granted to employees generally vest ratably over a period of three or four years. RSUs granted to non-employee directors generally vest in one year. The vesting of RSUs is subject to continued service through the applicable vesting date. If that condition is not met, unvested RSUs are generally forfeited. The weighted average grant date fair value for RSUs was $175.88, $168.34 and $196.26 in 2023, 2022 and 2021, respectively.
The following table summarizes information related to awarded RSUs:

	Number of RSUs (in thousands)	Weighted average grant-date fair value
Unvested at December 31, 2022	59.8	$159.23
Granted	38.1	175.88
Vested	(18.1)	148.26
Forfeited/cancelled	(13.3)	159.43
Unvested at December 30, 2023	66.5	$171.68
The fair value of vested RSUs was $2.7 million, $2.8 million and $2.7 million in 2023, 2022 and 2021, respectively.
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
We also grant cash-based awards in the form of performance and market-leveraged LTI Units to eligible employees. Performance LTI Units are payable in cash at the end of a three-year cliff vesting period provided that certain performance objectives are achieved at the end of the performance period. Market-leveraged LTI Units are payable in cash and vest ratably over a period of four years. The number of performance and market-leveraged LTI Units earned at vesting is adjusted upward or downward based upon the probability of achieving the performance objectives established for the respective award and the actual number of units issued can range from 0% to 200% of the designated target units subject to vesting. Performance and market-leveraged LTI Units are remeasured using the estimated percentage of units expected to be earned multiplied by the average of the high and low market prices of our common stock at each quarter-end over their respective performance periods. The compensation expense related to performance LTI Units is amortized on a straight-line basis over their respective performance periods. The compensation expense related to market-leveraged LTI Units is amortized on a graded-vesting basis over their respective performance periods.

The compensation expense related to LTI Units was $16.3 million in 2023, $11.5 million in 2022 and $21.3 million in 2021. This expense was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income. The total recognized tax benefit related to LTI Units was $3.9 million in 2023, $2.7 million in 2022 and $5.1 million in 2021.
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
2023 Actions
In the third quarter of 2023, we approved a restructuring plan (the "2023 Plan") to further optimize the European footprint of our Materials Group reportable segment by reducing operations in a manufacturing facility in Belgium. The cumulative charges associated with the 2023 Plan consisted of severance and related costs for the reduction of approximately 210 positions as well as asset impairment charges. During 2023 we recorded $30.4 million in restructuring charges related to the 2023 Plan. The activities related to the 2023 Plan are expected to be substantially completed by mid-2025.
We recorded $49.0 million in restructuring charges, net of reversals, related to other 2023 actions (collectively with the 2023 Plan, "2023 Actions"). These charges consisted of severance and related costs for the reduction of approximately 1,450 positions and asset impairment charges at numerous locations across our company.
2019/2020 Actions
During 2022, we recorded $7.3 million in restructuring charges, net of reversals, related to our 2019/2020 actions. These charges consisted of severance and related costs for the reduction of approximately 830 positions and asset impairment charges at numerous locations across our company, reflecting actions in both our reportable segments. The actions in our Materials Group reportable segment were primarily associated with consolidations of its operations in North America and its graphics business in Europe, in part in response to the pandemic. The actions in our Solutions Group reportable segment were primarily related to global headcount and footprint reduction, with some actions accelerated and expanded in response to the pandemic. Our activities related to our 2019/2020 actions began in the fourth quarter of fiscal year 2019 and continued through fiscal year 2022.
Accruals for severance and related costs and lease cancellation costs were included in “Other current liabilities” and "Long-term retirement benefits and other liabilities" in the Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable. Restructuring charges were included in “Other expense (income), net” in the Consolidated Statements of Income.
During 2023, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2022	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at December 30, 2023
2023 Actions
Severance and related costs	$—	$72.1	$(45.1)	$—	$.7	$27.7
Asset impairment charges	—	8.3	—	(8.3)	—	—
2019/2020 Actions
Severance and related costs	5.1	(1.0)	(4.1)	—	—	—
Total	$5.1	$79.4	$(49.2)	$(8.3)	$.7	$27.7

During 2022, restructuring charges and payments were as follows:

(In millions)	Accrual at January 1, 2022	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at December 31, 2022
2019/2020 Actions
Severance and related costs	$11.5	$7.2	$(13.4)	$—	$(.2)	$5.1
Asset impairment charges	—	.1	—	(.1)	—	—
Total	$11.5	$7.3	$(13.4)	$(.1)	$(.2)	$5.1
The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate.

(In millions)	2023	2022	2021
Restructuring charges by reportable segment and Corporate
Materials Group	$52.4	$(1.0)	$5.0
Solutions Group	23.2	7.9	7.6
Corporate	3.8	.8	1.0
Total	$79.4	$7.7	$13.6
NOTE 14. TAXES BASED ON INCOME
Taxes based on income were as follows:

(In millions)	2023	2022	2021
Current:
U.S. federal tax	$42.5	$29.4	$7.3
State taxes	9.0	8.8	5.3
Foreign taxes	160.8	177.7	229.9
	212.3	215.9	242.5
Deferred:
U.S. federal tax	(29.0)	5.8	(1.1)
State taxes	(3.5)	.9	(5.3)
Foreign taxes	11.9	19.6	12.5
	(20.6)	26.3	6.1
Provision for income taxes	$191.7	$242.2	$248.6

The principal items accounting for the difference between taxes computed at U.S. federal statutory rate and taxes recorded were as follows:

(In millions)	2023	2022	2021
Tax provision computed at U.S. federal statutory rate(1)	$145.9	$209.9	$208.5
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	2.6	11.8	4.5
Foreign earnings taxed at different rates(1)	50.4	51.7	72.7
GILTI high-tax exclusion election, net(2)	(10.0)	(11.9)	(22.8)
Valuation allowance	2.6	(5.0)	(4.8)
U.S. federal research and development tax credits	(8.3)	(6.5)	(6.2)
Tax contingencies and audit settlements	11.9	(4.3)	3.9
Other items, net	(3.4)	(3.5)	(7.2)
Provision for income taxes	$191.7	$242.2	$248.6

(1)
In 2023, we recognized $4.4 million from our current year GILTI exclusion election and $5.6 million related to the election made on our 2022 U.S. federal tax return. In 2022, we recognized $11.9 million of benefit related to a GILTI exclusion election made on our 2021 U.S. federal tax return. In 2021, we recognized $14.1 million and $8.7 million of benefit related to GILTI exclusion elections made on our amended 2018 and originally filed 2020 U.S. federal tax returns, respectively.

(2)
Income before taxes from our U.S. and foreign operations was as follows:

(In millions)	2023	2022	2021
U.S.	$187.2	$232.4	$88.0
Foreign	507.5	766.9	904.6
Income before taxes	$694.7	$999.3	$992.6
Our effective tax rate was 27.6%, 24.2% and 25.0% for fiscal years 2023, 2022 and 2021, respectively.
Our 2023 provision for income taxes included (i) $16.4 million of net tax charge related to the tax on global intangible low-taxed income ("GILTI") of our foreign subsidiaries after benefiting from our current year exclusion election, as well as the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”); (ii) $14.7 million of return-to-provision benefit primarily related to our GILTI exclusion election and benefits from additional foreign tax credits recognized under temporary relief granted by the Internal Revenue Service ("IRS") in July 2023, upon completion of our 2022 U.S. federal tax return, (iii) $10.5 million of tax charge related to non-deductible expenses resulting from the impact of the Argentine peso remeasurement loss; and (iv) $9.5 million of net tax charge primarily from the recognition of uncertain tax positions in certain foreign jurisdictions, partially offset by decreases in certain tax reserves as a result of closing tax years.
Our 2022 provision for income taxes included (i) $18.8 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII; (ii) $17.3 million of return-to-provision benefit, including $11.9 million related to a GILTI exclusion election and a lower net tax charge from other international inclusion items upon completion of our 2021 U.S. federal tax return, and (iii) $4.3 million of net tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years and the settlement of certain foreign tax audits.
Our 2021 provision for income taxes included (i) $28.5 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII; (ii) $14.1 million of return-to-provision benefit related to a GILTI exclusion election made on our amended 2018 U.S. federal tax return; and (iii) $11.3 million of return-to-provision benefit, including $8.7 million related to a GILTI exclusion election and a higher FDII deduction on our 2020 U.S. federal tax return.

Deferred Taxes
Deferred taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

(In millions)	2023	2022
Accrued expenses not currently deductible	$44.5	$32.3
Net operating loss carryforwards	138.9	137.2
Tax credit carryforwards	9.0	9.7
Capitalized research expenses	59.9	38.6
Stock-based compensation	10.9	15.4
Pension and other postretirement benefits	34.2	31.5
Inventory reserve	16.4	15.6
Lease liabilities	43.3	33.2
Other assets	27.9	21.3
Valuation allowance	(62.0)	(59.4)
Total deferred tax assets(1)	323.0	275.4
Depreciation and amortization	(317.2)	(296.6)
Repatriation accrual	(24.5)	(12.0)
Foreign operating loss recapture	(3.4)	(3.2)
Lease assets	(43.4)	(33.8)
Total deferred tax liabilities(1)	(388.5)	(345.6)
Total net deferred tax assets (liabilities)	$(65.5)	$(70.2)
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
Net operating loss carryforwards of foreign subsidiaries at December 30, 2023 and December 31, 2022 were $481 million and $463 million, respectively. Tax credit carryforwards of both domestic and foreign subsidiaries at December 30, 2023 and December 31, 2022 totaled $9 million and $10 million, respectively. If unused, foreign net operating losses and tax credit carryforwards will expire as follows:

(In millions)	Net Operating Losses(1)	Tax Credits
Year of Expiry
2024	$2.7	$.1
2025	2.8	.2
2026	2.9	.3
2027	3.7	.3
2028	12.6	1.2
2029-2043	16.4	5.2
Indefinite life/no expiry	439.5	1.7
Total	$480.6	$9.0
(1)Net operating losses are presented before tax effects and valuation allowance.
Certain indefinite-lived foreign net operating losses may require decades to be fully utilized under our current business model.
At December 30, 2023, we had net operating loss carryforwards in certain states of $429 million before tax effects. Based on our estimates of future state taxable income, it is more-likely-than-not that the majority of these carryforwards will not be realized before they expire. Accordingly, a valuation allowance has been recorded on $402 million of these carryforwards.

As of December 30, 2023, our provision for income taxes did not materially benefit from applicable tax holidays in foreign jurisdictions.
Unrecognized Tax Benefits
As of December 30, 2023, our unrecognized tax benefits totaled $88 million, $75 million of which, if recognized, would reduce our annual effective income tax rate. As of December 31, 2022, our unrecognized tax benefits totaled $70 million, $65 million of which, if recognized, would reduce our annual effective income tax rate.
Where applicable, we accrue potential interest and penalties related to unrecognized tax benefits in income tax expense. The interest and penalties we recognized during fiscal years 2023, 2022 and 2021 were not material, individually or in aggregate, to the Consolidated Statements of Income. We have $16 million of accrued interest and penalties, net of tax benefit, in the Consolidated Balance Sheets at December 30, 2023 and December 31, 2022.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is set forth below.

(In millions)	2023	2022
Balance at beginning of year	$69.5	$74.0
Additions for tax positions of current year	15.4	6.6
Additions (reductions) for tax positions of prior years, net	8.0	(2.2)
Settlements with tax authorities	(1.8)	(1.1)
Expirations of statutes of limitations	(3.9)	(4.8)
Changes due to translation of foreign currencies	.8	(3.0)
Balance at end of year	$88.0	$69.5
It is reasonably possible that, during the next 12 months, we may realize a decrease in our uncertain tax positions, including interest and penalties, of approximately $6 million, primarily as a result of closing tax years.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. We believe we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our tax provision for income taxes and the related liabilities. To date, we and our U.S. subsidiaries have completed the IRS’ Compliance Assurance Process through 2021. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
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

(In millions)	2023	2022	2021
Net sales to unaffiliated customers
Materials Group:
U.S.	$1,687.8	$1,892.1	$1,736.4
Europe, the Middle East and North Africa	2,007.1	2,396.2	2,261.1
Asia	1,315.2	1,390.3	1,471.1
Latin America	474.2	470.1	408.6
Other	327.0	346.4	329.3
Total Materials Group	5,811.3	6,495.1	6,206.5
Solutions Group:
Apparel	1,661.4	1,851.2	1,839.1
Identification Solutions and Vestcom	891.6	693.0	362.7
Total Solutions Group	2,553.0	2,544.2	2,201.8
Net sales to unaffiliated customers	$8,364.3	$9,039.3	$8,408.3
Revenue from our Materials Group reportable segment by product group is shown below.

(In millions)	2023	2022	2021
Net sales to unaffiliated customers
Materials Group:
Labels, graphics and reflectives	$5,076.8	$5,725.7	$5,430.4
Tapes and adhesives	665.3	696.3	703.4
Other	69.2	73.1	72.7
Total Materials Group	$5,811.3	$6,495.1	$6,206.5
Our total company revenue by geographic area is shown below. Revenue is attributed to geographic areas based on the location from which products are shipped.

(In millions)	2023	2022	2021
Net sales to unaffiliated customers
U.S.	$2,578.3	$2,565.9	$2,065.2
Europe, the Middle East and North Africa	2,306.7	2,683.6	2,541.4
Asia	2,545.2	2,817.2	2,914.5
Latin America	582.3	605.7	537.6
Other	351.8	366.9	349.6
Net sales to unaffiliated customers	$8,364.3	$9,039.3	$8,408.3
Net sales to unaffiliated customers in Asia included sales in China (including Hong Kong) of $1.30 billion in 2023, $1.50 billion in 2022 and $1.68 billion in 2021.
No single customer represented 10% or more of our net sales in year-end 2023, 2022 or 2021. Our ten largest customers by net sales in the aggregate represented approximately 16% of our net sales during 2023, 2022 and 2021.

Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

(In millions)	2023	2022	2021
Intersegment sales
Materials Group	$157.1	$137.1	$105.8
Solutions Group	35.5	37.4	37.3
Intersegment sales	$192.6	$174.5	$143.1
Income before taxes
Materials Group	$700.9	$859.3	$883.3
Solutions Group	165.7	302.3	257.2
Corporate expense	(83.7)	(87.6)	(81.8)
Interest expense	(119.0)	(84.1)	(70.2)
Other non-operating expense (income), net	30.8	9.4	4.1
Income before taxes	$694.7	$999.3	$992.6
Capital expenditures(1)(2)
Materials Group	$117.8	$153.5	$170.3
Solutions Group	148.7	144.0	96.3
Capital expenditures	$266.5	$297.5	$266.6
Depreciation and amortization expense(1)
Materials Group	$127.8	$135.8	$141.9
Solutions Group	170.6	154.9	102.2
Depreciation and amortization expense	$298.4	$290.7	$244.1
Other expense (income), net by reportable segment
Materials Group	$88.3	$(13.4)	$(25.7)
Solutions Group	86.3	7.8	36.6
Corporate	6.3	5.0	(5.3)
Other expense (income), net	$180.9	$(.6)	$5.6

(1)	Corporate capital expenditures and depreciation and amortization expense are allocated to the reportable segments based on their percentage of consolidated net sales.
(2)	Capital expenditures for property, plant and equipment included accruals.

Other expense (income), net by type were as follows:

(In millions)	2023	2022	2021
Other expense (income), net by type
Restructuring charges:
Severance and related costs	$70.8	$7.6	$10.5
Asset impairment charges and lease cancellation costs	8.6	.1	3.1
Other items:
Outcomes of legal proceedings, net(1)	64.3	6.3	(.4)
Argentine peso remeasurement loss(2)	29.9	—	—
Transaction and related costs	5.3	.3	20.9
(Gain) loss on venture investments	1.5	(13.5)	(23.0)
(Gain) loss on sales of assets	.5	(1.4)	.2
Gain on sale of product line	—	—	(5.7)
Other expense (income), net	$180.9	$(.6)	$5.6

(1)
Amount for 2023 included an additional contingent liability related to the Adasa litigation in the amount of $56.3 million. Refer to Note 8, “Contingencies” for more information regarding the Adasa litigation.
Amount for 2021 included an indirect tax credit based on a Brazilian Federal Supreme Court ruling in the amount of $29.1 million, partially offset by a contingent liability related to the Adasa litigation in the amount of $26.6 million. Refer to Note 8, “Contingencies” for more information regarding the Adasa litigation.

(2)	The impact of the Argentine peso remeasurement loss prior to the third quarter of 2023 was not material.
Property, plant and equipment, net, in our U.S. and non-U.S. operations were as follows:

(In millions)	2023	2022	2021
Property, plant and equipment, net
U.S.	$621.2	$589.0	$524.0
Non-U.S.	1,004.6	951.2	953.7
Property, plant and equipment, net	$1,625.8	$1,540.2	$1,477.7
Property, plant and equipment, net, located in China (including Hong Kong) was approximately $247 million in 2023, $259 million in 2022 and $290 million in 2021.
NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION
Inventories
Inventories at year-end were as follows:

(In millions)	2023	2022
Raw materials	$415.4	$457.6
Work-in-progress	238.2	255.1
Finished goods	267.1	297.2
Inventories	$920.7	$1,009.9
Property, Plant and Equipment, Net
Major classes of property, plant and equipment, stated at cost, at year-end were as follows:

(In millions)	2023	2022
Land	$35.9	$29.3
Buildings and improvements	817.9	781.0
Machinery and equipment	2,799.5	2,667.8
Construction-in-progress	317.1	269.6
Property, plant and equipment	3,970.4	3,747.7
Accumulated depreciation	(2,344.6)	(2,207.5)
Property, plant and equipment, net	$1,625.8	$1,540.2

Software
Capitalized software costs at year-end were as follows:

(In millions)	2023	2022
Cost	$362.4	$390.6
Accumulated amortization	(257.9)	(282.3)
Software, net	$104.5	$108.3
Software amortization expense was $23.4 million in 2023, $29.5 million in 2022 and $30.1 million in 2021.
Allowance for Credit Losses
Given the short-term nature of trade receivables, our allowance for credit losses is based on the financial condition of customers, the aging of receivable balances, our historical collections experience, and current and expected future macroeconomic and market conditions. Balances are written off in the period in which they are determined to be uncollectible.
The activity related to our allowance for credit losses was as follows:

(In millions)	2023	2022
Balance at beginning of year	$34.4	$33.0
Provision for credit losses	4.4	6.9
Amounts written off	(6.3)	(4.3)
Other, including foreign currency translation	1.9	(1.2)
Balance at end of year	$34.4	$34.4
The reversal of credit losses was $4.7 million in 2021.
Research and Development
Research and development expense, which was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income, was as follows:

(In millions)	2023	2022	2021
Research and development expense	$135.8	$136.1	$136.6
Supplemental Cash Flow Information
Cash paid for interest and income taxes was as follows:

(In millions)	2023	2022	2021
Interest	$109.9	$80.9	$62.8
Income taxes, net of refunds	234.9	204.8	253.4
Foreign Currency Effects
Gains and losses resulting from foreign currency transactions are included in income in the period incurred. Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency), including hedging impacts, were not material in 2023, 2022 or 2021.
Deferred Revenue
Deferred revenue primarily relates to constrained variable consideration on supply agreements for sales of products, as well as to payments received in advance of performance under a contract. Deferred revenue is recognized as revenue as or when we perform under a contract.

The following table shows the amounts and balance sheet locations of deferred revenue as of December 30, 2023 and December 31, 2022:

(In millions)	December 30, 2023	December 31, 2022
Other current liabilities	$18.1	$22.2
Long-term retirement benefits and other liabilities	1.3	2.1
Total deferred revenue	$19.4	$24.3
Revenue recognized from amounts included in deferred revenue as of December 31, 2022 was $21.0 million in 2023. Revenue recognized from amounts included in deferred revenue as of January 1, 2022 was $23.5 million in 2022. Revenue recognized from amounts included in deferred revenue as of January 2, 2021 was $18.4 million in 2021. This revenue was included in “Net sales” in the Consolidated Statements of Income.
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable on our Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our Consolidated Statements of Cash Flows. As of December 30, 2023 and December 31, 2022, the amounts due to financial institutions for suppliers that participate in these programs were $397.4 million and $430.1 million, respectively.

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
Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2023.
The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in Item 8 of this report.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and corporate governance required by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 25, 2024 (our “2024 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers required by this Item appears, in part, as referenced below. If applicable, information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2024 Proxy Statement.
The information required by this Item concerning our Audit Committee is incorporated by reference from our 2024 Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(1)

Name and Position	Age	Executive Officer Since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Deon M. Stander President and Chief Executive Officer	55	August 2016	2022-2023	President and Chief Operating Officer
			2015-2022	Vice President and General Manager, RBIS
			2013-2015	Vice President and General Manager, Global Commercial and Innovation, RBIS
			2010-2012	Vice President and General Manager, Global Commercial, RBIS

Mitchell R. Butier Executive Chairman	52	March 2007	2022-2023	Chairman and Chief Executive Officer
			2019-2022	Chairman, President and Chief Executive Officer
			2016-2019	President and Chief Executive Officer
			2015-2016	President and Chief Operating Officer
			2014-2015	President, Chief Operating Officer and Chief Financial Officer
			2010-2014	Senior Vice President and Chief Financial Officer
			2007-2010	Vice President, Global Finance and Chief Accounting Officer

Gregory S. Lovins Senior Vice President and Chief Financial Officer	51	March 2017	2017	Vice President and Interim Chief Financial Officer
			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance, Materials Group

Deena Baker-Nel Senior Vice President and Chief Human Resources Officer	53	September 2020	2020-2022	Vice President and Chief Human Resources Officer
			2018-2020	Vice President, Human Resources, LGM
			2015-2018	Vice President, Human Resources, RBIS

Nicholas R. Colisto Senior Vice President and Chief Information Officer	57	September 2020	2018-2022	Vice President and Chief Information Officer
			2012-2018	Senior Vice President and Chief Information Officer, Xylem Inc.

Francisco Melo President, Solutions Group	50	April 2023	2022-2023	Senior Vice President and General Manager, Avery Dennison Smartrac
			2013-2022	Vice President and General Manager, Avery Dennison Smartrac
			2012-2013	Vice President Global Inventory Accuracy and Loss Prevention, Information Solutions Market Development

Divina F. Santiago Vice President, Controller	54	September 2023	2022-2023	Vice President Finance
			2008-2022	Senior Director, Finance

Ignacio J. Walker Senior Vice President and Chief Legal Officer	47	September 2020	2020-2022	Vice President and Chief Legal Officer
			2020	Vice President and Assistant General Counsel, Americas
			2018-2019	Vice President and Assistant General Counsel
			2013-2017	Vice President and Assistant General Counsel, RBIS
______________________
(1)Executive officers are generally elected on the date of our annual stockholder meeting to serve a one-year term and until their successors are duly elected and qualified.

Item 11.     EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2024 Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2024 Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2024 Proxy Statement.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2024 Proxy Statement.

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
AVERY DENNISON CORPORATION
EXHIBIT INDEX
For the Year Ended December 30, 2023

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

2.1	Agreement and Plan of Merger, dated as of July 27, 2021, by and among Registrant, CB Velocity Holdings, LLC, Lobo Merger Sub, LLC and Charlesbank Equity Fund VIII, Limited Partnership, as unitholder representative	2.1	Current Report on Form 8-K, filed July 30, 2021

3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011

3.1(ii)	Amended and Restated Bylaws, effective as of February 23, 2023	3.1	Current Report on Form 8-K, filed February 27, 2023

4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “1991 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

4.3	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995

4.4	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee (the “2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

4.5	Officers’ Certificate establishing Securities entitled “6.000% Notes due 2033” under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

4.6	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

4.7	Indenture, dated as of November 20, 2007, between Registrant and Bank of New York	4.2	Current Report on Form 8-K, filed November 20, 2007

4.8	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013

4.9	Form of 3.35% Senior Notes due 2023	4.2	Current Report on Form 8-K, filed April 8, 2013

4.10	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”) as Trustee (including Form of 1.250% Senior Notes due 2025 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 3, 2017

4.11	Fifth Supplemental Indenture, dated as of December 6, 2018, between Registrant and BNY Mellon, as Trustee (including Form of 4.875% Senior Notes due 2028 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed December 6, 2018

4.12	Sixth Supplemental Indenture, dated as of March 11, 2020, between Registrant and BNY Mellon, as Trustee (including Form of 2.650% Senior Notes due 2030 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 11, 2020

4.13	Seventh Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee (including Form of 0.850% Senior Notes due 2024 on Exhibit A thereto)	4.2	Current Report on Form 8-K filed on August 18, 2021

4.14	Eighth Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee (including Form of 2.250% Senior Notes due 2032 on Exhibit A thereto)	4.3	Current Report on Form 8-K filed on August 18, 2021

4.15	Ninth Supplemental Indenture, dated as of March 15, 2023, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of 5.750% Senior Notes due 2033 on Exhibit A thereto).	4.2	Current Report on Form 8-K filed on March 15, 2023

4.16	Description of Securities	4.15	2020 Annual Report on Form 10-K, filed February 25, 2021

10.1	Amendment No. 2 to Credit Agreement, dated as of January 24, 2023, by and among Avery Dennison Corporation, a Delaware corporation, as the borrower, Bank of America, N.A., as the administrative agent, and the other lenders party thereto.	10.1	Current Report on Form 8-K, filed January 30, 2023

10.2*	Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009

10.3*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.4*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.5*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011

10.6*	Amended and Restated Stock Option and Incentive Plan (“Equity Plan”)	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012

10.7*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015

10.8*	2017 Incentive Award Plan (“2017 Plan”)	B	2017 Proxy Statement on Schedule 14A, filed March 10, 2017

10.9*	Amended and Restated Annual Incentive Plan	10.1	Quarterly Report on Form 10-Q, filed May 1, 2020

10.10*	Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

10.11*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.12*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

10.13*	2005 Executive Variable Deferred Retirement Plan, amended and restated	10.1	Quarterly Report on Form 10-Q, filed May 7, 2013

10.14*	Amended and Restated Key Executive Change of Control Severance Plan	10.4	Quarterly Report on Form 10-Q, filed May 1, 2020

10.15*	Amended and Restated Executive Severance Plan	10.3	Quarterly Report on Form 10-Q, filed May 1, 2020

10.16*	Form of Executive Severance Agreement	10.19	2020 Annual Report on Form 10-K, filed February 25, 2021

10.17*	Amended and Restated Long-Term Incentive Unit Plan (“LTI Unit Plan”)	10.2	Quarterly Report on Form 10-Q, filed May 1, 2020

10.18*	Form of Restricted Stock Unit Agreement under Equity Plan	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014

10.19*	Form of Performance Unit Agreement under Equity Plan	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014

10.20*	Form of Market-Leveraged Stock Unit Agreement under Equity Plan	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

10.21*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014

10.22*	Form of Director Restricted Stock Unit Agreement under 2017 Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017

10.23*	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017

10.24*	Form of Employee Performance Unit Agreement under 2017 Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017

10.25*	Form of Employee Restricted Stock Unit Agreement under 2017 Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017

10.26*	Form of Employee Non-Qualified Stock Option Agreement under 2017 Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017

10.27*	Offer Letter to Mitchell Butier, dated February 25, 2016	10.2	Quarterly Report on Form 10-Q, filed May 3, 2016

10.28*	Offer Letter to Mitchell Butier, dated May 25, 2023	10.1	Quarterly Report on Form 10-Q, filed August 1, 2023

10.29*	Offer Letter to Gregory Lovins, dated July 10, 2017	10.1	Quarterly Report on Form 10-Q, filed August 1, 2017

10.30*	Offer Letter to Deena Baker-Nel, dated August 26, 2020	10.1	Quarterly Report on Form 10-Q, filed May 3, 2022

10.31*	Offer Letter to Ignacio Walker, dated August 25, 2020	10.2	Quarterly Report on Form 10-Q, filed May 3, 2022

10.32*	Offer Letter to Deon Stander, dated March 1, 2022	10.3	Quarterly Report on Form 10-Q, filed May 3, 2022

10.33*	Offer Letter to Deon Stander, dated May 25, 2023	10.2	Quarterly Report on Form 10-Q, filed August 1, 2023

10.34*	Offer Letter to Hassan Rmaile, dated February 27, 2023	10.1	Quarterly Report on Form 10-Q, filed May 2, 2023

10.35*	Offer Letter to Francisco Melo, dated February 27, 2023	10.2	Quarterly Report on Form 10-Q, filed May 2, 2023

21†	List of Subsidiaries	N/A	N/A

23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
24†	Power of Attorney (see Signatures – Power of Attorney)	N/A	N/A

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

97†	Policy for Recovery of Erroneously Awarded Compensation	N/A	N/A

101.INS†††	Inline XBRL Instance Filing – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	N/A	N/A

101.SCH†††	Inline XBRL Extension Schema Filing	N/A	N/A

101.CAL†††	Inline XBRL Extension Calculation Linkbase Filing	N/A	N/A

101.DEF†††	Inline XBRL Extension Definition Linkbase Filing	N/A	N/A

101.LAB†††	Inline XBRL Extension Label Linkbase Filing	N/A	N/A

101.PRE†††	Inline XBRL Extension Presentation Linkbase Filing	N/A	N/A

104†††	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of the Exhibit 101 inline XBRL document set
______________________

(1)	Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†††	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
Item 16.     FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By:	/s/ Gregory S. Lovins
Gregory S. Lovins
Senior Vice President and Chief Financial Officer
Dated: February 21, 2024

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

Signature	Title	Date

/s/ Deon M. Stander	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Deon M. Stander

/s/ Gregory S. Lovins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Gregory S. Lovins

/s/ Divina F. Santiago	Vice President, Controller (Principal Accounting Officer)	February 21, 2024
Divina F. Santiago

/s/ Mitchell R. Butier	Executive Chairman	February 21, 2024
Mitchell R. Butier

/s/ Bradley A. Alford	Director	February 21, 2024
Bradley A. Alford

/s/ Ken C. Hicks	Director	February 21, 2024
Ken C. Hicks

/s/ Andres A. Lopez	Director	February 21, 2024
Andres A. Lopez

/s/ Francesca Reverberi	Director	February 21, 2024
Francesca Reverberi

/s/ Patrick T. Siewert	Director	February 21, 2024
Patrick T. Siewert

/s/ Julia A. Stewart	Director	February 21, 2024
Julia A. Stewart

/s/ Martha N. Sullivan	Director	February 21, 2024
Martha N. Sullivan

/s/ William R. Wagner	Director	February 21, 2024
William R. Wagner