Form 10-Q
period 2024-03-30
Avery Dennison Corp
filed 2024-04-30
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of April 27, 2024: 80,553,349

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2024 QUARTERLY REPORT ON FORM 10-Q

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
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K filed on February 21, 2024. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
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

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$185.7	$215.0
Trade accounts receivable, less allowances of $34.6 and $34.4 at March 30, 2024 and December 30, 2023, respectively	1,478.0	1,414.9
Inventories	972.5	920.7
Other current assets	250.6	245.4
Total current assets	2,886.8	2,796.0
Property, plant and equipment, net	1,598.2	1,625.8
Goodwill	1,993.7	2,013.6
Other intangibles resulting from business acquisitions, net	823.8	849.1
Deferred tax assets	115.5	115.7
Other assets	837.2	809.6
	$8,255.2	$8,209.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$1,170.5	$622.2
Accounts payable	1,301.5	1,277.1
Accrued payroll and employee benefits	203.4	213.4
Other current liabilities	632.8	586.8
Total current liabilities	3,308.2	2,699.5
Long-term debt and finance leases	2,069.9	2,622.1
Long-term retirement benefits and other liabilities	418.5	500.3
Deferred tax liabilities and income taxes payable	254.6	260.0
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at March 30, 2024 and December 30, 2023; issued – 124,126,624 shares at March 30, 2024 and December 30, 2023; outstanding – 80,597,091 shares and 80,495,585 shares at March 30, 2024 and December 30, 2023, respectively	124.1	124.1
Capital in excess of par value	834.0	854.5
Retained earnings	4,809.1	4,691.8
Treasury stock at cost, 43,529,533 shares and 43,631,039 shares at March 30, 2024 and December 30, 2023, respectively	(3,141.2)	(3,134.4)
Accumulated other comprehensive loss	(422.0)	(408.1)
Total shareholders’ equity	2,204.0	2,127.9
	$8,255.2	$8,209.8
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 30, 2024	April 1, 2023
Net sales	$2,151.3	$2,065.0
Cost of products sold	1,519.1	1,522.7
Gross profit	632.2	542.3
Marketing, general and administrative expense	365.2	334.4
Other expense (income), net	12.6	17.8
Interest expense	28.6	26.4
Other non-operating expense (income), net	(8.6)	(4.6)
Income before taxes	234.4	168.3
Provision for income taxes	62.0	47.1
Net income	$172.4	$121.2

Per share amounts:
Net income per common share	$2.14	$1.50
Net income per common share, assuming dilution	$2.13	$1.49

Weighted average number of shares outstanding:
Common shares	80.5	80.9
Common shares, assuming dilution	81.0	81.5
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net income	$172.4	$121.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	(11.9)	.4
Pension and other postretirement benefits	.2	(.2)
Cash flow hedges	(2.2)	2.8
Other comprehensive income (loss), net of tax	(13.9)	3.0
Total comprehensive income, net of tax	$158.5	$124.2
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Operating Activities
Net income	$172.4	$121.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.0	44.8
Amortization	28.3	27.5
Provision for credit losses and sales returns	11.8	10.6
Stock-based compensation	7.5	10.5
Deferred taxes and other non-cash taxes	(3.0)	(4.5)
Other non-cash expense and loss (income and gain), net	18.1	10.1
Changes in assets and liabilities and other adjustments	(164.3)	(218.3)
Net cash provided by operating activities	119.8	1.9

Investing Activities
Purchases of property, plant and equipment	(48.8)	(64.5)
Purchases of software and other deferred charges	(6.9)	(5.3)
Purchases of Argentine Blue Chip Swap securities	(20.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	14.0	—
Proceeds from sales of property, plant and equipment	.1	.2
Proceeds from insurance and sales (purchases) of investments, net	.1	(3.5)
Payments for acquisitions, net of cash acquired, and venture investments	(.3)	(43.5)
Net cash used in investing activities	(62.0)	(116.6)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	15.9	42.9
Additional long-term borrowings	—	394.9
Repayments of long-term debt and finance leases	(1.7)	(1.4)
Dividends paid	(65.3)	(60.8)
Share repurchases	(15.6)	(50.7)
Net (tax withholding) proceeds related to stock-based compensation	(18.3)	(23.6)
Other	—	(1.5)
Net cash (used in) provided by financing activities	(85.0)	299.8

Effect of foreign currency translation on cash balances	(2.1)	(1.0)
Increase (decrease) in cash and cash equivalents	(29.3)	184.1
Cash and cash equivalents, beginning of year	215.0	167.2
Cash and cash equivalents, end of period	$185.7	$351.3
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and related notes in our 2023 Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report on Form 10-Q. These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of future results. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions affecting (i) our reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and (ii) our reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three months ended March 30, 2024 and April 1, 2023 each consisted of a thirteen-week period.
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the three months ended March 30, 2024 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 30, 2023	$630.7	$1,382.9	$2,013.6
Acquisition adjustments(1)	—	(3.0)	(3.0)
Translation adjustments	(10.5)	(6.4)	(16.9)
Goodwill as of March 30, 2024	$620.2	$1,373.5	$1,993.7
(1) Measurement period adjustments related to the purchase price allocation for the 2023 acquisitions of Silver Crystal Group, LG Group, Inc., and Thermopatch, Inc.
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $22.4 million and $20.5 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2024 and for each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2024 (remainder of year)	$66.8
2025	88.4
2026	85.6
2027	85.2
2028	77.4
2029 and thereafter	265.5
Note 3. Debt
In the first quarter of 2024, we reclassified our €500 million senior notes due in the first quarter of 2025 from "Long-term debt and finance leases" to "Short-term borrowings and current portion of long-term debt and finance leases" in the unaudited Condensed Consolidated Balance Sheets.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.08 billion at March 30, 2024 and $3.11 billion at December 30, 2023. Fair values were determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $1.20 billion revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt to a certain measure of income. As of both March 30, 2024 and December 30, 2023, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of March 30, 2024 or December 30, 2023.

Avery Dennison Corporation
Note 4. Cost Reduction Actions
2023 Actions
We recorded $6.0 million in restructuring charges, net of reversals, during the three months ended March 30, 2024. These charges consisted of severance and related costs for the reduction of approximately 100 positions at various locations across our company.
In the third quarter of 2023, we approved a restructuring plan (the “2023 Plan”) to further optimize the European footprint of our Materials Group reportable segment by reducing operations in a manufacturing facility in Belgium. The cumulative charges associated with the 2023 Plan, which we recorded in 2023, consisted of severance and related costs for the reduction of approximately 210 positions, as well as asset impairment charges. We do not anticipate additional charges related to the 2023 Plan and expect it to be substantially completed by mid-2025.
During the three months ended March 30, 2024, restructuring charges and payments were as follows:

(In millions)	Accrual at December 30, 2023	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at March 30, 2024
2023 Actions
Severance and related costs	$27.7	$4.9	$(12.8)	$—	$(.5)	$19.3
Asset impairment charges	—	.7	—	(.7)	—	—
Lease cancellation charges	—	.4	(.4)	—	—	—
Total	$27.7	$6.0	$(13.2)	$(.7)	$(.5)	$19.3
Accruals for severance and related costs, as well as lease cancellation charges, were included in “Other current liabilities” and "Long-term retirement benefits and other liabilities" in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable. Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$2.5	$14.3
Solutions Group	3.4	3.4
Corporate	.1	(.1)
Total	$6.0	$17.6
Note 5. Financial Instruments
We enter into foreign exchange hedge contracts to reduce the risk from foreign exchange rate fluctuations associated with our receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The impact of these foreign exchange and commodities hedge activities on the unaudited Condensed Consolidated Financial Statements was not material.
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contracts, which end on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $5.3 million and $2.3 million as of March 30, 2024 and December 30, 2023, respectively, which was included in "Other Assets" in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 9, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap to earnings during the three months ended March 30, 2024 or April 1, 2023.

Avery Dennison Corporation
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(Dollars in millions)	March 30, 2024	April 1, 2023
Income before taxes	$234.4	$168.3
Provision for income taxes	62.0	47.1
Effective tax rate	26.5%	28.0%

Our provision for income taxes for the three months ended March 30, 2024 included a net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for the three months ended March 30, 2024 was favorably affected by the tax impacts resulting from Blue Chip Swap transactions in Argentina, partially offset by tax charges driven by higher interest expense in a foreign jurisdiction.

Our provision for income taxes for the three months ended April 1, 2023 included a net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for the three months ended April 1, 2023 was also adversely affected by higher non-deductible expenses primarily driven by foreign currency and interest rate fluctuations, as well as lower tax incentives in certain foreign jurisdictions.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. We and our U.S. subsidiaries have completed the IRS Compliance Assurance Process through 2021. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $6 million, primarily as a result of closing tax years.
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	March 30, 2024	April 1, 2023
(A)Net income	$172.4	$121.2
(B)Weighted average number of common shares outstanding	80.5	80.9
Dilutive shares (additional common shares issuable under stock-based awards)	.5	.6
(C) Weighted average number of common shares outstanding, assuming dilution	81.0	81.5
Net income per common share: (A) ÷ (B)	$2.14	$1.50
Net income per common share, assuming dilution: (A) ÷ (C)	$2.13	$1.49
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for the three months ended March 30, 2024 and were not significant for the three months ended April 1, 2023.

Avery Dennison Corporation
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Common stock issued, $1 par value per share	$124.1	$124.1
Capital in excess of par value
Beginning balance	$854.5	$879.3
Issuance of shares under stock-based compensation plans(1)	(20.5)	(28.5)
Ending balance	$834.0	$850.8
Retained earnings
Beginning balance	$4,691.8	$4,414.6
Net income	172.4	121.2
Issuance of shares under stock-based compensation plans(1)	3.2	4.8
Contribution of shares to 401(k) plan(1)	7.0	6.6
Dividends	(65.3)	(60.8)
Ending balance	$4,809.1	$4,486.4
Treasury stock at cost
Beginning balance	$(3,134.4)	$(3,021.8)
Repurchase of shares for treasury	(15.6)	(50.7)
Issuance of shares under stock-based compensation plans(1)	6.5	12.6
Contribution of shares to 401(k) plan(1)	2.3	2.5
Ending balance	$(3,141.2)	$(3,057.4)
Accumulated other comprehensive loss
Beginning balance	$(408.1)	$(364.0)
Other comprehensive income (loss), net of tax	(13.9)	3.0
Ending balance	$(422.0)	$(361.0)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Dividends per common share were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Dividends per common share	$.81	$.75

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 30, 2024 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 30, 2023	$(328.6)	$(77.5)	$(2.0)	$(408.1)
Other comprehensive income (loss) before reclassifications, net of tax	(11.9)	—	(2.6)	(14.5)
Reclassifications to net income, net of tax	—	.2	.4	.6
Other comprehensive income (loss), net of tax	(11.9)	.2	(2.2)	(13.9)
Balance as of March 30, 2024	$(340.5)	$(77.3)	$(4.2)	$(422.0)
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended April 1, 2023 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2022	$(314.0)	$(51.3)	$1.3	$(364.0)
Other comprehensive income (loss) before reclassifications, net of tax	.4	—	1.8	2.2
Reclassifications to net income, net of tax	—	(.2)	1.0	.8
Other comprehensive income (loss), net of tax	.4	(.2)	2.8	3.0
Balance as of April 1, 2023	$(313.6)	$(51.5)	$4.1	$(361.0)
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of March 30, 2024 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$38.1	$18.5	$19.6	$—
Derivative assets	6.5	—	6.5	—
Bank drafts	8.4	8.4	—	—
Cross-currency swap	5.3	—	5.3	—
Liabilities
Derivative liabilities	$8.3	$1.1	$7.2	$—
Contingent consideration liabilities	10.1	—	—	10.1

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 30, 2023 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$37.8	$19.6	$18.2	$—
Derivative assets	6.3	—	6.3	—
Bank drafts	5.3	5.3	—	—
Cross-currency swap	2.3	—	2.3	—
Liabilities
Derivative liabilities	$7.6	$1.6	$6.0	$—
Contingent consideration liabilities	10.0	—	—	10.0
Investments include fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of March 30, 2024, investments of $2.1 million and $36.0 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 30, 2023, investments of $2.7 million and $35.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of March 30, 2024 relate to estimated earn-out payments associated with certain acquisitions completed in 2023, 2022 and 2021, which are subject to the acquired companies achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified as Level 3. Activity related to contingent consideration was immaterial for the three months ended March 30, 2024 and April 1, 2023.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $68 million and $71 million as of March 30, 2024 and December 30, 2023, respectively, which was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. We recognized $2.2 million in net losses on these investments in the three months ended March 30, 2024. We recognized no net gains or losses on these investments in the three months ended April 1, 2023. These net gains or losses were recorded in "Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
Note 10. Commitments and Contingencies
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
We were party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products within our Solutions Group reportable segment infringed its patent. The case was filed on October 24, 2017 in the United States District Court in the District of Oregon (Eugene Division) and was captioned ADASA Inc. v. Avery Dennison Corporation. We recorded a contingent liability in the amount of $26.6 million related to this matter in the second quarter of 2021 based on a jury verdict issued on May 14, 2021.
We appealed the first instance judgment associated with the jury verdict – which resulted in additional potential liability for the RFID tags sold during the period from the jury verdict to the issuance of the first instance judgment, a higher royalty imposed by the judge applicable to tags sold after the judgment and a royalty on additional late-disclosed tags, as well as sanctions, prejudgment interest, costs, and attorneys’ fees, as well as an ongoing royalty on in-scope tags sold after October 14, 2021 – to the United States Court of Appeals for the Federal Circuit (the “CAFC”). During the fourth quarter of 2022, the CAFC issued its opinion, reversing the grant of summary judgment of validity as to anticipation and obviousness, vacating the sanctions ruling, and remanding the case for retrial with respect to validity for anticipation and obviousness over the prior art. The CAFC affirmed subject-matter eligibility and damages if liability was

Avery Dennison Corporation
determined on retrial. On remand, the trial court was required to reconsider the amount of sanctions consistent with the CAFC's instruction to limit sanctions to the late-disclosed tags.
After the U.S. Supreme Court denied our writ of certiorari petition on May 30, 2023, the trial court’s retrial began on July 10, 2023. On July 18, 2023, the jury in the retrial issued a verdict that Adasa’s patent is valid. We increased our contingent liability to reflect our then-best estimate of the anticipated judgment to $80.4 million as of July 1, 2023, with an expectation to continue adjusting our accrual quarterly, as appropriate. As of December 30, 2023, our contingent liability for this matter was $82.9 million.
On January 25, 2024, the district court issued a revised sanction order lowering the sanction against us from approximately $20 million to $5.2 million, based on a rate of $0.0025/late-reported tag, which was consistent with the amount we had accrued. In February 2024, the district court issued its decision denying our motion for judgment as a matter of law and our motion for a new trial. On March 7, 2024, the Court issued an amended final judgment, assessing damages, pre- and post-judgment interest, costs, attorneys' fees, sanctions, and on-going royalties.
Subsequent to the end of the first quarter of 2024, on April 25, 2024, we executed a Settlement Agreement, License and Mutual Release with Adasa pursuant to which, among other things, (i) we agreed to pay $75.0 million to Adasa without any concessions or admissions of liability; (ii) Adasa agreed to grant us a worldwide, nonexclusive, nontransferable fully-paid up, and ongoing royalty-free perpetual license, without the right to sublicense, to the patents at issue in the litigation; and (iii) the parties mutually released all claims against one another. We paid the agreed-upon settlement amount to Adasa on April 26, 2024. No court approval of the settlement is required, however, as required by the settlement agreement, Adasa filed a Stipulation of Satisfaction of Judgment with the trial court on April 29, 2024.
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
As of March 30, 2024, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at eleven waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the three months ended March 30, 2024 is shown below.

(In millions)
Balance at December 30, 2023	$24.5
Charges, net of reversals	.5
Payments	(2.0)
Balance at March 30, 2024	$23.0

Avery Dennison Corporation
Approximately $9 million and $11 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of March 30, 2024 and December 30, 2023.
Note 11. Segment and Disaggregated Revenue Information
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

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net sales to unaffiliated customers
Materials Group:
U.S.	$437.4	$446.4
Europe, the Middle East and North Africa	534.7	498.9
Asia	326.2	315.6
Latin America	120.6	113.7
Other	77.6	85.9
Total Materials Group	1,496.5	1,460.5
Solutions Group:
Apparel	459.6	418.8
Identification Solutions and Vestcom	195.2	185.7
Total Solutions Group	654.8	604.5
Net sales to unaffiliated customers	$2,151.3	$2,065.0
Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Intersegment sales
Materials Group	$47.0	$34.9
Solutions Group	10.9	10.0
Intersegment sales	$57.9	$44.9
Income before taxes
Materials Group	$226.1	$160.5
Solutions Group	56.1	51.5
Corporate expense	(27.8)	(21.9)
Interest expense	(28.6)	(26.4)
Other non-operating expense (income), net	8.6	4.6
Income before taxes	$234.4	$168.3
Other expense (income), net, by reportable segment and Corporate
Materials Group	$14.4	$14.3
Solutions Group	(1.9)	3.6
Corporate	.1	(.1)
Other expense (income), net	$12.6	$17.8

Avery Dennison Corporation
Other expense (income), net, by type were as follows:

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$4.9	$17.1
Asset impairment and lease cancellation charges	1.1	.5
Other items:
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	11.3	—
(Gain) loss on venture investment	2.2	—
Outcomes of legal matters and settlements, net	(6.9)	—
Transaction and related costs	—	.2
Other expense (income), net	$12.6	$17.8
Note 12. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	March 30, 2024	December 30, 2023
Raw materials	$404.4	$415.4
Work-in-progress	230.9	238.2
Finished goods	337.2	267.1
Inventories	$972.5	$920.7
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	March 30, 2024	December 30, 2023
Property, plant and equipment	$3,923.9	$3,970.4
Accumulated depreciation	(2,325.7)	(2,344.6)
Property, plant and equipment, net	$1,598.2	$1,625.8
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Beginning balance	$34.4	$34.4
Provision for credit losses	1.7	.1
Amounts written off	(1.4)	(1.3)
Other, including foreign currency translation	(.1)	.7
Ending balance	$34.6	$33.9

Avery Dennison Corporation
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable on our unaudited Condensed Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of March 30, 2024 and December 30, 2023, the amounts due to financial institutions for suppliers that participate in these programs were $383.0 million and $397.4 million, respectively.
Argentine Blue Chip Swap
During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies or remit foreign currency out of Argentina. Due to these currency exchange restrictions, markets in Argentina use a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars in and out of Argentina. During the first quarter of 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $6 million that we recorded in "Other expense (income), net" in the unaudited Condensed Consolidated Statements of Income. Purchases and the proceeds from sales of Argentine Blue Chip Swap securities are presented as investing activities in our unaudited Condensed Consolidated Statements of Cash Flows.

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, provides management’s views on our financial condition and results of operations and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto.
NON-GAAP FINANCIAL MEASURES
We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results prepared in accordance with GAAP. We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparisons with the results of competitors for quarters and year-to-date periods, as applicable. Based on feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are also useful to their assessments of our performance and operating trends, as well as liquidity. Reconciliations of our non-GAAP financial measures from the most directly comparable GAAP financial measures are provided in accordance with Regulation G and S-K.
Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it more difficult to assess our underlying performance in a single period. By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, outcomes of certain legal matters and settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on venture investments, currency adjustments due to highly inflationary economies, and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency or timing.
We use the non-GAAP financial measures defined below in this MD&A.
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation and, where applicable, an extra week in our fiscal year, the calendar shift resulting from the extra week in the prior fiscal year, currency adjustments for transitional reporting of highly inflationary economies, and the reclassification of sales between segments. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations.
•Organic sales change refers to sales change ex. currency, excluding the estimated impact of acquisitions and product line divestitures.
We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales change from the ongoing activities of our businesses and enhance their ability to evaluate our results from period to period.
•Adjusted free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, software and other deferred charges, plus proceeds from company-owned life insurance policies, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments, less net cash used for Argentine Blue Chip Swap securities. Where applicable, adjusted free cash flow is also adjusted for certain acquisition-related transaction costs. We believe that adjusted free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases and acquisitions.

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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended March 30, 2024
Reported net sales change	4%
Foreign currency translation	—
Sales change ex. currency(1)	4
Acquisitions	(1)
Organic sales change(1)	3%
(1) Totals may not sum due to rounding
In the three months ended March 30, 2024, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, partially offset by the impact of raw material deflation-related price reductions.
Net Income
Net income increased from approximately $121 million in the first three months of 2023 to approximately $172 million in the first three months of 2024. The major factors affecting this increase were:
•Higher volume
•Benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs
Offsetting factors:
•Higher employee-related costs
•Higher provision for income taxes

Cost Reduction Actions
2023 Actions
We recorded $6.0 million in restructuring charges, net of reversals, during the three months ended March 30, 2024. These charges consisted of severance and related costs for the reduction of approximately 100 positions at various locations across our company.
In the third quarter of 2023, we approved a restructuring plan (the “2023 Plan”) to further optimize the European footprint of our Materials Group reportable segment by reducing operations in a manufacturing facility in Belgium. The cumulative charges associated with the 2023 Plan, which we recorded in 2023, consisted of severance and related costs for the reduction of approximately 210 positions, as well as asset impairment charges. We do not anticipate additional charges related to the 2023 Plan and expect it to be substantially completed by mid-2025.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cash Flow

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$119.8	$1.9
Purchases of property, plant and equipment	(48.8)	(64.5)
Purchases of software and other deferred charges	(6.9)	(5.3)
Purchases of Argentine Blue Chip Swap securities	(20.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	14.0	—
Proceeds from sales of property, plant and equipment	.1	.2
Proceeds from insurance and sales (purchases) of investments, net	.1	(3.5)
Adjusted free cash flow	$58.1	$(71.2)

Avery Dennison Corporation
During the first three months of 2024, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds. During the first three months of 2024, adjusted free cash flow increased compared to the same period last year primarily due to an increase in net cash provided by operating activities and a decrease in purchases of property, plant and equipment.
Outlook
Certain factors that we believe may contribute to our 2024 results are described below.
•We anticipate net sales to increase due to higher volume as our markets improve following significant inventory destocking downstream from our company in 2023, as well as growth in Intelligent Labels. This increase may be partially offset with raw material deflation-related price reductions.
•We anticipate incremental savings from restructuring actions, net of transition costs.
•Based on recent rates, we expect a modestly unfavorable impact to our full-year operating income from foreign currency translation.
•We expect our full year effective tax rate to be in the mid-twenty percent range.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	March 30, 2024	April 1, 2023
Net sales	$2,151.3	$2,065.0
Cost of products sold	1,519.1	1,522.7
Gross profit	632.2	542.3
Marketing, general and administrative expense	365.2	334.4
Other expense (income), net	12.6	17.8
Interest expense	28.6	26.4
Other non-operating expense (income), net	(8.6)	(4.6)
Income before taxes	$234.4	$168.3
Gross profit margin	29.4%	26.3%
Gross Profit Margin
Gross profit margin for the first quarter of 2024 increased from the same period last year due to benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, the net impact of pricing and raw material input costs, and higher volume, partially offset by higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first quarter of 2024 compared to the same period last year primarily due to higher employee-related costs and growth investments, partially offset by the benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Other expense (income), net, by type
Restructuring charges:
Severance and related costs, net of reversals	$4.9	$17.1
Asset impairment and lease cancellation charges	1.1	.5
Other items:
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	11.3	—
(Gain) loss on venture investment	2.2	—
Outcomes of legal matters and settlements, net	(6.9)	—
Transaction and related costs	—	.2
Other expense (income), net	$12.6	$17.8
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 10, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding the outcomes of legal matters and settlements, net.
Interest Expense
Interest expense increased in the first quarter of 2024 compared to the same period last year as a result of higher interest rates on borrowings and higher debt levels.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	March 30, 2024	April 1, 2023
Income before taxes	$234.4	$168.3
Provision for income taxes	62.0	47.1
Net income	$172.4	$121.2
Per share amounts:
Net income per common share	$2.14	$1.50
Net income per common share, assuming dilution	2.13	1.49
Effective tax rate	26.5%	28.0%
Provision for Income Taxes
Our effective tax rate for the three months ended March 30, 2024 decreased compared to the same period last year primarily due to the tax impacts resulting from Blue Chip Swap transactions in Argentina. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

The global minimum tax under the Pillar Two framework became effective for us in 2024. While the impact on our unaudited Condensed Consolidated Financial Statements is currently not material, our analysis is ongoing as the Organization for Economic Cooperation and Development continues to release additional guidance and countries enact related legislation.

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

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net sales including intersegment sales	$1,543.5	$1,495.4
Less intersegment sales	(47.0)	(34.9)
Net sales	$1,496.5	$1,460.5
Operating income(1)	226.1	160.5
(1)Included charges associated with losses from Argentine peso remeasurement and Blue Chip Swap transactions and outcomes of legal matters and settlements, net, in 2024, and restructuring actions in both years	$14.4	$14.3
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
March 30, 2024
Reported net sales change	3%
Foreign currency translation	(1)
Sales change ex. currency(1)	2
Organic sales change(1)	2%
(1) Totals may not sum due to rounding.

In the first quarter of 2024, net sales increased on an organic basis compared to the same period in the prior year mainly due to higher volume/mix, partially offset by the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by a low-to-mid single-digit rate in Western Europe and a mid single-digit rate in emerging markets, which was partially offset by a low single-digit rate decrease in North America.
Operating Income
Operating income increased in the first quarter of 2024 compared to the same period last year primarily due to benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, higher volume/mix and lower restructuring charges, partially offset by higher employee-related costs and losses from Argentine peso remeasurement and Blue Chip Swap transactions.

Solutions Group

	Three Months Ended
(In millions)	March 30, 2024	April 1, 2023
Net sales including intersegment sales	$665.7	$614.5
Less intersegment sales	(10.9)	(10.0)
Net sales	$654.8	$604.5
Operating income(1)	56.1	51.5
(1)Included charges associated with loss on venture investment and outcomes of legal matters and settlements, net, in 2024, restructuring actions in both years, and transaction and related costs in 2023	$4.8	$3.6

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change are shown in the table below.

Three Months Ended
March 30, 2024
Reported net sales change	8%
Foreign currency translation	2
Sales change ex. currency(1)	10
Acquisitions	(4)
Organic sales change(1)	6%
(1) Totals may not sum due to rounding.
In the first quarter of 2024, on an organic basis, sales increased compared to the same period in the prior year by a low double-digit rate in high value categories and a low single-digit rate in the base business. Company-wide, on an organic basis, sales of Intelligent Label solutions increased by a mid-to-high teens rate compared to the same period in the prior year.
Operating Income
Operating income increased in the first quarter of 2024 compared to the same period last year primarily due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Net income	$172.4	$121.2
Depreciation	49.0	44.8
Amortization	28.3	27.5
Provision for credit losses and sales returns	11.8	10.6
Stock-based compensation	7.5	10.5
Deferred taxes and other non-cash taxes	(3.0)	(4.5)
Other non-cash expense and loss (income and gain), net	18.1	10.1
Changes in assets and liabilities and other adjustments	(164.3)	(218.3)
Net cash provided by operating activities	$119.8	$1.9
During the first three months of 2024, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds.
Investing Activities

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Purchases of property, plant and equipment	$(48.8)	$(64.5)
Purchases of software and other deferred charges	(6.9)	(5.3)
Purchases of Argentine Blue Chip Swap securities	(20.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	14.0	—
Proceeds from sales of property, plant and equipment	.1	.2
Proceeds from insurance and sales (purchases) of investments, net	.1	(3.5)
Payments for acquisitions, net of cash acquired, and venture investments	(.3)	(43.5)
Net cash used in investing activities	$(62.0)	$(116.6)

Avery Dennison Corporation
Purchases of Property, Plant and Equipment
During the first three months of 2024, in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S. and in certain countries in Europe, primarily France; in our Solutions Group reportable segment, we primarily invested in buildings and equipment in certain countries in Asia Pacific, including Vietnam and China, in the U.S. and in certain countries in Latin America, primarily Mexico. During the first three months of 2023, in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Europe, including France and the Netherlands, in the U.S. and in certain countries in Latin America, primarily Brazil; in our Solutions Group reportable segment, these investments were made in certain countries in Latin America, primarily Mexico, and Asia, including Malaysia, Hong Kong and China, and in the U.S.
Purchases of Software and Other Deferred Charges
During the first three months of 2024 and 2023, we primarily invested in information technology upgrades in the U.S.

Purchases and Proceeds from Sales of Argentine Blue Chip Swap Securities
During the first three months of 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $6 million. Refer to Note 12, “Supplemental Financial Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first three months of 2023, we paid consideration, net of cash acquired, of approximately $44 million for the acquisition of Thermopatch, Inc. ("Thermopatch"). We funded the Thermopatch acquisition using cash and commercial paper borrowings.
Financing Activities

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Net increase (decrease) in borrowings with maturities of three months or less	$15.9	$42.9
Additional long-term borrowings	—	394.9
Repayments of long-term debt and finance leases	(1.7)	(1.4)
Dividends paid	(65.3)	(60.8)
Share repurchases	(15.6)	(50.7)
Net (tax withholding) proceeds related to stock-based compensation	(18.3)	(23.6)
Other	—	(1.5)
Net cash (used in) provided by financing activities	$(85.0)	$299.8
Borrowings and Repayment of Debt
During the first three months of 2024 and 2023, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
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
Refer to Note 3, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $0.81 per share in the first three months of 2024 compared to $0.75 per share in the same period last year. In April 2024, subsequent to the end of our first quarter 2024, we increased our quarterly dividend rate to $0.88 per share, representing an increase of approximately 9% from our previous quarterly dividend rate of $0.81 per share.
Share Repurchases
During the first three months of 2024 and 2023, we repurchased approximately 0.1 million and 0.3 million shares of our common stock, respectively.
Long-lived Assets
In the three months ended March 30, 2024, goodwill decreased by approximately $20 million to $1.99 billion, primarily reflecting the impact of foreign currency translation.
In the three months ended March 30, 2024, other intangibles resulting from business acquisitions, net, decreased by approximately $25 million to $823.8 million, reflecting current year amortization expense and the impact of foreign currency translation.

Avery Dennison Corporation
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of March 30, 2024, the balance of our shareholders’ equity was $2.20 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Three Months Ended
(In millions)	March 30, 2024
Change in net sales	$(1)
International operations generated approximately 70% of our net sales during the three months ended March 30, 2024. Our future results are subject to changes in political, social and economic conditions globally and in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first three months of 2024 compared to the same period last year was primarily related to sales in China, partially offset by euro-denominated sales.
Effect of Foreign Currency Transactions
The impact on net income from transactions denominated in foreign currencies is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign exchange forward, option and swap contracts where available and appropriate. Refer to Note 5, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the factors impacting our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. Working capital (deficit) (current assets minus current liabilities) as of the first quarter 2024 decreased by approximately $767 million compared to the first quarter of 2023 primarily due to the reclassification of our $300 million of senior notes due in the third quarter of 2024 and €500 million of senior notes due in the first quarter of 2025 as well as an increase of approximately $48 million related to the contingent liability for the Adasa legal matter. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the first quarter of 2024 decreased compared to the first quarter of 2023.

(In millions, except percentages)	March 30, 2024	April 1, 2023
(A) Working capital (deficit)	$(421.4)	$345.5
Reconciling items:
Cash and cash equivalents	(185.7)	(351.3)
Other current assets	(250.6)	(218.2)
Short-term borrowings and current portion of long-term debt and finance leases	1,170.5	648.3
Accrued payroll and employee benefits and other current liabilities	836.2	759.2
(B) Operational working capital	$1,149.0	$1,183.5
(C) First-quarter net sales, annualized	$8,605.2	$8,260.0
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	13.4%	14.3%
Accounts Receivable Ratio
The average number of days sales outstanding was 63 days in the first quarter of 2024 compared with 60 days in the first quarter of 2023, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The increase in average number of days sales outstanding was primarily due to the timing of collections, partially offset by foreign currency translation.

Avery Dennison Corporation

Inventory Ratio
Average inventory turnover was 6.2 in the first quarter of 2024 compared to 5.8 in the first quarter of 2023, calculated using the annualized first-quarter cost of products sold in 2024 and 2023, respectively, and divided by the inventory balance at quarter-end. The increase in average inventory turnover primarily reflected the impact of higher prior-year inventory balances due to customer inventory destocking.
Accounts Payable Ratio
The average number of days payable outstanding was 78 days in the first quarter of 2024 compared to 74 days in the first quarter of 2023, calculated using the accounts payable balance at quarter-end divided by the respective annualized first-quarter cost of products sold. The increase in average number of days payable outstanding primarily reflected the timing of vendor payments, partially offset by the impact of foreign currency translation.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”). We use these resources to fund our operational needs.
As of March 30, 2024, we had cash and cash equivalents of $185.7 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of March 30, 2024, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region.
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
The Revolver, which matures in February 2026, is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of March 30, 2024 or December 30, 2023.
We are currently considering various sources, including cash flows from operations, commercial paper borrowings and other financings, to repay approximately $300 million of senior notes and €500 million of senior notes maturing in the third quarter of 2024 and first quarter of 2025, respectively.
Capital from Debt
The carrying value of our total debt decreased by approximately $4 million in the first three months of 2024 to $3.24 billion.
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
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Refer to Note 10, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for this information. Except as indicated therein, we have no material off-balance sheet arrangements as described in Item 303(b) of Regulation S-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 that have not been disclosed in our periodic filings with the U.S. Securities and Exchange Commission (SEC).

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

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Legal Proceedings” in Note 10, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part 1, Item 1 for this information.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 that have not been disclosed in our periodic filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the first quarter of 2024 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(4)(5)
December 31, 2023 – January 27, 2024	—	$—	—	$592.8
January 28, 2024 – February 24, 2024	3.8	197.51	3.8	592.0
February 25, 2024 – March 30, 2024	68.3	216.75	68.3	577.2
Total	72.1	$215.73	72.1	$577.2
(1)The periods shown are our fiscal periods during the thirteen-week quarter ended March 30, 2024.
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
(5)Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
On March 14, 2024, Mitchell R. Butier, our Executive Chairman, adopted a Rule 10b5-1 trading plan. Mr. Butier's trading plan provides for the potential exercise and sale of up to 15,000 shares of our common stock subject to stock options, until February 28, 2025. This plan is intended to satisfy the affirmative defense of Rule 10b-1(c) under the Securities Exchange Act of 1934, as amended, and our insider trading policy.
There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the first quarter of 2024.

Avery Dennison Corporation
ITEM 6. EXHIBITS

Exhibit 10.1*†	Offer Letter to Ryan Yost, dated February 12, 2024
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 Inline XBRL document set
____________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

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

April 30, 2024