Form 10-Q
period 2024-06-29
Avery Dennison Corp
filed 2024-07-30
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of July 27, 2024: 80,519,053

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2024 QUARTERLY REPORT ON FORM 10-Q

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
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impact on underlying demand for our products from global economic conditions, political uncertainty, and changes in environmental standards, regulations, and preferences; (ii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iii) the cost and availability of raw materials; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions.
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K filed on February 21, 2024, and subsequent quarterly reports on Form 10-Q. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide economic, social, political and market conditions; changes in political conditions, including those related to China, the Russia-Ukraine war, and the Israel-Hamas war and related hostilities in the Middle East; fluctuations in foreign currency exchange rates; and other risks associated with international operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, laws and regulations, tariffs and customer preferences; increasing environmental standards; the impact of competitive products and pricing; execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; financial condition of distributors; outsourced manufacturers; product and service quality; restructuring and other productivity actions; timely development and market acceptance of new products, including sustainable or sustainably-sourced products; investment in development activities and new production facilities; successful implementation of new manufacturing technologies and installation of manufacturing equipment; our ability to generate sustained productivity improvement; our ability to achieve and sustain targeted cost reductions; collection of receivables from customers; our sustainability and governance practices; and epidemics, pandemics or other outbreaks of illness
•Information Technology – disruptions in information technology systems, cyber attacks or other security breaches; and successful installation of new or upgraded information technology systems
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; retention of tax incentives; outcome of tax audits; and the realization of deferred tax assets
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – credit risks; our ability to obtain adequate financing arrangements and maintain access to capital; fluctuations in interest rates; volatility in financial markets; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of intellectual property and the impact of legal and regulatory proceedings, including with respect to compliance and anti-corruption, environmental, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the date of this Form 10-Q. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$208.8	$215.0
Trade accounts receivable, less allowances of $36.7 and $34.4 at June 29, 2024 and December 30, 2023, respectively	1,528.6	1,414.9
Inventories	979.9	920.7
Other current assets	250.5	245.4
Total current assets	2,967.8	2,796.0
Property, plant and equipment, net	1,590.0	1,625.8
Goodwill	1,989.8	2,013.6
Other intangibles resulting from business acquisitions, net	800.9	849.1
Deferred tax assets	113.0	115.7
Other assets	836.7	809.6
	$8,298.2	$8,209.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$1,172.3	$622.2
Accounts payable	1,313.4	1,277.1
Accrued payroll and employee benefits	235.4	213.4
Other current liabilities	579.1	586.8
Total current liabilities	3,300.2	2,699.5
Long-term debt and finance leases	2,046.5	2,622.1
Long-term retirement benefits and other liabilities	415.9	500.3
Deferred tax liabilities and income taxes payable	248.5	260.0
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at June 29, 2024 and December 30, 2023; issued – 124,126,624 shares at June 29, 2024 and December 30, 2023; outstanding – 80,570,966 shares and 80,495,585 shares at June 29, 2024 and December 30, 2023, respectively	124.1	124.1
Capital in excess of par value	833.1	854.5
Retained earnings	4,922.2	4,691.8
Treasury stock at cost, 43,555,658 shares and 43,631,039 shares at June 29, 2024 and December 30, 2023, respectively	(3,154.6)	(3,134.4)
Accumulated other comprehensive loss	(437.7)	(408.1)
Total shareholders’ equity	2,287.1	2,127.9
	$8,298.2	$8,209.8
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$2,235.3	$2,090.5	$4,386.6	$4,155.5
Cost of products sold	1,572.6	1,537.1	3,091.7	3,059.8
Gross profit	662.7	553.4	1,294.9	1,095.7
Marketing, general and administrative expense	373.9	319.6	739.1	654.0
Other expense (income), net	27.0	68.3	39.6	86.1
Interest expense	29.2	31.9	57.8	58.3
Other non-operating expense (income), net	(5.8)	(6.6)	(14.4)	(11.2)
Income before taxes	238.4	140.2	472.8	308.5
Provision for income taxes	61.6	39.8	123.6	86.9
Net income	$176.8	$100.4	$349.2	$221.6

Per share amounts:
Net income per common share	$2.19	$1.24	$4.34	$2.74
Net income per common share, assuming dilution	$2.18	$1.24	$4.31	$2.73

Weighted average number of shares outstanding:
Common shares	80.6	80.7	80.5	80.8
Common shares, assuming dilution	81.0	81.0	81.0	81.2
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$176.8	$100.4	$349.2	$221.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	(17.8)	(27.3)	(29.7)	(26.9)
Pension and other postretirement benefits	.2	(.2)	.4	(.4)
Cash flow hedges	1.9	(4.7)	(.3)	(1.9)
Other comprehensive income (loss), net of tax	(15.7)	(32.2)	(29.6)	(29.2)
Total comprehensive income, net of tax	$161.1	$68.2	$319.6	$192.4
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Operating Activities
Net income	$349.2	$221.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98.7	91.5
Amortization	57.2	54.8
Provision for credit losses and sales returns	28.2	18.9
Stock-based compensation	17.4	12.2
Deferred taxes and other non-cash taxes	(3.8)	(17.5)
Other non-cash expense and loss (income and gain), net	46.6	17.0
Changes in assets and liabilities and other adjustments	(276.0)	(207.0)
Net cash provided by operating activities	317.5	191.5

Investing Activities
Purchases of property, plant and equipment	(96.3)	(115.9)
Purchases of software and other deferred charges	(12.9)	(11.0)
Purchases of Argentine Blue Chip Swap securities	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—
Proceeds from sales of property, plant and equipment	.3	.3
Proceeds from insurance and sales (purchases) of investments, net	2.2	(1.2)
Payments for acquisitions, net of cash acquired, and venture investments	(1.9)	(194.1)
Net cash used in investing activities	(118.8)	(321.9)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	(2.2)	281.8
Additional long-term borrowings	—	394.9
Repayments of long-term debt and finance leases	(3.5)	(252.6)
Dividends paid	(136.2)	(126.2)
Share repurchases	(40.7)	(89.5)
Net (tax withholding) proceeds related to stock-based compensation	(18.4)	(23.7)
Other	(1.1)	(1.6)
Net cash (used in) provided by financing activities	(202.1)	183.1

Effect of foreign currency translation on cash balances	(2.8)	(2.8)
Increase (decrease) in cash and cash equivalents	(6.2)	49.9
Cash and cash equivalents, beginning of year	215.0	167.2
Cash and cash equivalents, end of period	$208.8	$217.1
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
Fiscal Periods
The three and six months ended June 29, 2024 and July 1, 2023 each consisted of thirteen-week and twenty-six week periods, respectively.
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the six months ended June 29, 2024 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 30, 2023	$630.7	$1,382.9	$2,013.6
Acquisition adjustments(1)	—	(2.9)	(2.9)
Translation adjustments	(14.1)	(6.8)	(20.9)
Goodwill as of June 29, 2024	$616.6	$1,373.2	$1,989.8
(1) Measurement period adjustments related to the purchase price allocation for our 2023 acquisitions of Silver Crystal Group, LG Group, Inc., and Thermopatch, Inc.
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $22.3 million and $21.6 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $44.7 million and $42.1 million for the six months ended June 29, 2024 and July 1, 2023, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2024 and for each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2024 (remainder of year)	$44.5
2025	88.4
2026	85.5
2027	85.2
2028	77.3
2029 and thereafter	265.2
Note 3. Debt
In June 2024, we entered into a Credit Agreement (the "Credit Agreement") related to our revolving credit facility (the “Revolver”) to borrow up to an aggregate of $1.20 billion through its maturity date of June 26, 2029. The Revolver refinanced our Fifth Amended and Restated Credit Agreement dated as of February 13, 2020, as amended. Pursuant to the Credit Agreement, the commitments under the Revolver may be increased by up to $600 million, subject to lender approvals and customary requirements. Under certain circumstances, we may request that the commitments under the Revolver be extended for one-year periods in accordance with the terms and conditions of the Credit Agreement. We use the Revolver as a back-up facility for our commercial paper program and for other corporate purposes. The Revolver contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents to a certain measure of income. As of both June 29, 2024 and December 30, 2023, we were in compliance with the

Avery Dennison Corporation
applicable financial covenants. No balance was outstanding under the Revolver as of June 29, 2024 or our prior revolving credit facility as of December 30, 2023.
In the six months ended June 29, 2024, we reclassified $25 million of our medium-term notes due in the second quarter of 2025 and our €500 million senior notes due in the first quarter of 2025 from "Long-term debt and finance leases" to "Short-term borrowings and current portion of long-term debt and finance leases" in the unaudited Condensed Consolidated Balance Sheets.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.05 billion at June 29, 2024 and $3.11 billion at December 30, 2023. Fair value was determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Note 4. Cost Reduction Actions
2023 Actions
We recorded $13.2 million in restructuring charges, net of reversals, during the six months ended June 29, 2024. These charges consisted of severance and related costs for the reduction of approximately 380 positions, as well as asset impairment and lease cancellation charges, at various locations across our company.
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
During the six months ended June 29, 2024, restructuring charges and payments were as follows:

(In millions)	Accrual at December 30, 2023	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at June 29, 2024
2023 Actions
Severance and related costs	$27.7	$11.2	$(23.2)	$—	$(.6)	$15.1
Asset impairment charges	—	1.6	—	(1.6)	—	—
Lease cancellation charges	—	.4	(.4)	—	—	—
Total	$27.7	$13.2	$(23.6)	$(1.6)	$(.6)	$15.1
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
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$1.6	$5.6	$4.1	$19.9
Solutions Group	5.4	4.4	8.8	7.8
Corporate	.2	—	.3	(.1)
Total	$7.2	$10.0	$13.2	$27.6

Avery Dennison Corporation
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
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contracts, which end on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. These contracts have been designated as cash flow hedges. The fair value of these contracts was $9.8 million and $2.3 million as of June 29, 2024 and December 30, 2023, respectively, which was included in "Other Assets" in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 9, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap contracts to earnings during the six months ended June 29, 2024 or July 1, 2023.
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income before taxes	$238.4	$140.2	$472.8	$308.5
Provision for income taxes	61.6	39.8	123.6	86.9
Effective tax rate	25.8%	28.4%	26.1%	28.2%

Our provision for income taxes for the three and six months ended June 29, 2024 included a net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for these periods was favorably affected by (i) higher tax incentives in certain foreign jurisdictions and the tax impacts resulting from Blue Chip Swap transactions in Argentina and (ii) discrete tax benefits from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.

Our provision for income taxes for the three and six months ended July 1, 2023 included a net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for these periods (i) was adversely affected by higher non-deductible expenses primarily resulting from foreign currency and interest rate fluctuations, as well as lower tax incentives in certain foreign jurisdictions, and (ii) included discrete tax benefits from decreases in certain tax reserves as a result of favorable court rulings in a foreign jurisdiction.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. We and our U.S. subsidiaries have completed the Internal Revenue Service Compliance Assurance Process through 2021. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $6 million, primarily as a result of closing tax years.

Avery Dennison Corporation
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
(A)Net income	$176.8	$100.4	$349.2	$221.6
(B)Weighted average number of common shares outstanding	80.6	80.7	80.5	80.8
Dilutive shares (additional common shares issuable under stock-based awards)	.4	.3	.5	.4
(C) Weighted average number of common shares outstanding, assuming dilution	81.0	81.0	81.0	81.2
Net income per common share: (A) ÷ (B)	$2.19	$1.24	$4.34	$2.74
Net income per common share, assuming dilution: (A) ÷ (C)	$2.18	$1.24	$4.31	$2.73
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for the three and six months ended June 29, 2024 and July 1, 2023.
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$834.0	$850.8	$854.5	$879.3
Issuance of shares under stock-based compensation plans(1)	(.9)	.5	(21.4)	(28.0)
Ending balance	$833.1	$851.3	$833.1	$851.3
Retained earnings
Beginning balance	$4,809.1	$4,486.4	$4,691.8	$4,414.6
Net income	176.8	100.4	349.2	221.6
Issuance of shares under stock-based compensation plans(1)	.9	.8	4.1	5.6
Contribution of shares to 401(k) plan(1)	6.3	4.7	13.3	11.3
Dividends	(70.9)	(65.4)	(136.2)	(126.2)
Ending balance	$4,922.2	$4,526.9	$4,922.2	$4,526.9
Treasury stock at cost
Beginning balance	$(3,141.2)	$(3,057.4)	$(3,134.4)	$(3,021.8)
Repurchase of shares for treasury	(25.1)	(38.8)	(40.7)	(89.5)
Issuance of shares under stock-based compensation plans(1)	9.8	.4	16.3	13.0
Contribution of shares to 401(k) plan(1)	1.9	1.9	4.2	4.4
Ending balance	$(3,154.6)	$(3,093.9)	$(3,154.6)	$(3,093.9)
Accumulated other comprehensive loss
Beginning balance	$(422.0)	$(361.0)	$(408.1)	$(364.0)
Other comprehensive income (loss), net of tax	(15.7)	(32.2)	(29.6)	(29.2)
Ending balance	$(437.7)	$(393.2)	$(437.7)	$(393.2)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.

Avery Dennison Corporation
Dividends per common share were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Dividends per common share	$.88	$.81	$1.69	$1.56
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 29, 2024 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 30, 2023	$(328.6)	$(77.5)	$(2.0)	$(408.1)
Other comprehensive income (loss) before reclassifications, net of tax	(29.7)	—	(.6)	(30.3)
Reclassifications to net income, net of tax	—	.4	.3	.7
Other comprehensive income (loss), net of tax	(29.7)	.4	(.3)	(29.6)
Balance as of June 29, 2024	$(358.3)	$(77.1)	$(2.3)	$(437.7)
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended July 1, 2023 were as follows:

(In millions)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 31, 2022	$(314.0)	$(51.3)	$1.3	$(364.0)
Other comprehensive income (loss) before reclassifications, net of tax	(26.9)	—	(4.0)	(30.9)
Reclassifications to net income, net of tax	—	(.4)	2.1	1.7
Other comprehensive income (loss), net of tax	(26.9)	(.4)	(1.9)	(29.2)
Balance as of July 1, 2023	$(340.9)	$(51.7)	$(.6)	$(393.2)
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of June 29, 2024 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.8	$29.2	$19.6	$—
Derivative assets	5.8	—	5.8	—
Bank drafts	6.1	6.1	—	—
Cross-currency swap	9.8	—	9.8	—
Liabilities
Derivative liabilities	$7.8	$.7	$7.1	$—
Contingent consideration liabilities	9.9	—	—	9.9

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 30, 2023 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$37.8	$19.6	$18.2	$—
Derivative assets	6.3	—	6.3	—
Bank drafts	5.3	5.3	—	—
Cross-currency swap	2.3	—	2.3	—
Liabilities
Derivative liabilities	$7.6	$1.6	$6.0	$—
Contingent consideration liabilities	10.0	—	—	10.0
Investments include fixed income securities (primarily U.S. government and corporate debt and equity securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of June 29, 2024, investments of $2.2 million, $36.2 million and $10.4 million were included in “Cash and cash equivalents,” “Other current assets,” and "Other assets," respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 30, 2023, investments of $2.7 million and $35.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months), which are valued at face value due to their short-term nature, were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of June 29, 2024 relate to estimated earn-out payments associated with certain acquisitions completed in 2023, 2022 and 2021, which are subject to the acquired companies achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified as Level 3. Activity related to contingent consideration was immaterial for the six months ended June 29, 2024 and July 1, 2023.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $44 million and $71 million as of June 29, 2024 and December 30, 2023, respectively, which was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. During the three months ended June 29, 2024, we began revaluing certain venture investments based on Level 1 inputs; the fair value of these investments was $10.4 million as of June 29, 2024.
We recognized $15.0 million in net losses on venture investments in the three months ended June 29, 2024 and $17.2 million in net losses in the six months ended June 29, 2024. We recognized no net gains or losses on venture investments in the three and six months ended July 1, 2023. These net gains or losses were recorded in "Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
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
We appealed the first instance judgment associated with the jury verdict – which resulted in additional potential liability for the RFID tags sold during the period from the jury verdict to the issuance of the first instance judgment, a higher royalty applicable to tags sold after the judgment and a royalty on additional late-disclosed tags, as well as sanctions, prejudgment interest, costs, and attorneys’ fees, as well as an ongoing royalty on in-scope tags sold after October 14, 2021 – to the United States Court of Appeals for the Federal Circuit

Avery Dennison Corporation
(the “CAFC”). During the fourth quarter of 2022, the CAFC issued its opinion, reversing the grant of summary judgment of validity as to anticipation and obviousness, vacating the sanctions ruling, and remanding the case for retrial with respect to validity for anticipation and obviousness over the prior art. The CAFC affirmed subject-matter eligibility and damages if liability was determined on retrial. On remand, the trial court was required to reconsider the amount of sanctions consistent with the CAFC's instruction to limit sanctions to the late-disclosed tags.
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
On January 25, 2024, the district court issued a revised sanctions order lowering the sanctions against us from approximately $20 million to $5.2 million based on a rate of $0.0025/late-reported tag, which was consistent with the amount we had accrued. In February 2024, the district court issued its decision denying our motion for judgment as a matter of law and our motion for a new trial. On March 7, 2024, the Court issued an amended final judgment, assessing damages, pre- and post-judgment interest, costs, attorneys' fees, sanctions, and ongoing royalties.
On April 25, 2024, we executed a Settlement Agreement, License and Mutual Release with Adasa pursuant to which, among other things, (i) we agreed to pay $75.0 million to Adasa without any concessions or admissions of liability; (ii) Adasa agreed to grant us a worldwide, nonexclusive, nontransferable fully-paid up, and ongoing royalty-free perpetual license, without the right to sublicense, to the patents at issue in the litigation; and (iii) the parties mutually released all claims against one another. We paid the agreed-upon settlement amount to Adasa on April 26, 2024. No court approval of the settlement was required, however, as required by the settlement agreement, Adasa filed a Stipulation of Satisfaction of Judgment with the trial court on April 29, 2024.
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

We review our estimates of the costs of complying with environmental laws related to the remediation and cleanup of various sites, including sites in which governmental agencies have designated us as a potentially responsible party (“PRP”). Environmental expenditures for newly acquired assets and those that extend or improve the economic useful life of existing assets are capitalized and amortized over the shorter of the estimated useful life of the acquired asset or the remaining life of the existing asset.
As of June 29, 2024, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we enter into with the EPA or other governmental authorities.
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

Avery Dennison Corporation
The activity related to our environmental liabilities for the six months ended June 29, 2024 is shown below.

(In millions)
Balance at December 30, 2023	$24.5
Charges, net of reversals	1.1
Payments	(5.1)
Balance at June 29, 2024	$20.5
Approximately $11 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of June 29, 2024 and December 30, 2023.
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

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales to unaffiliated customers
Materials Group:
U.S.	$441.6	$430.7	$879.0	$877.1
Europe, the Middle East and North Africa	549.9	510.3	1,084.6	1,009.2
Asia	344.0	338.1	670.2	653.7
Latin America	127.0	117.2	247.6	230.9
Other	84.3	79.7	161.9	165.6
Total Materials Group	1,546.8	1,476.0	3,043.3	2,936.5
Solutions Group:
Apparel and other	476.2	398.9	935.8	817.7
Identification Solutions and Vestcom	212.3	215.6	407.5	401.3
Total Solutions Group	688.5	614.5	1,343.3	1,219.0
Net sales to unaffiliated customers	$2,235.3	$2,090.5	$4,386.6	$4,155.5

Avery Dennison Corporation
Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Intersegment sales
Materials Group	$38.3	$38.2	$85.3	$73.1
Solutions Group	15.4	10.0	26.3	20.0
Intersegment sales	$53.7	$48.2	$111.6	$93.1
Income before taxes
Materials Group	$223.4	$193.8	$449.5	$354.3
Solutions Group	64.1	(7.2)	120.2	44.3
Corporate expense	(25.7)	(21.1)	(53.5)	(43.0)
Interest expense	(29.2)	(31.9)	(57.8)	(58.3)
Other non-operating expense (income), net	5.8	6.6	14.4	11.2
Income before taxes	$238.4	$140.2	$472.8	$308.5
Other expense (income), net, by reportable segment and Corporate
Materials Group	$21.1	$6.1	$35.5	$20.4
Solutions Group	5.7	62.2	3.8	65.8
Corporate	.2	—	.3	(.1)
Other expense (income), net	$27.0	$68.3	$39.6	$86.1

Other expense (income), net, by type were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$6.3	$8.8	$11.2	$25.9
Asset impairment and lease cancellation charges	.9	1.2	2.0	1.7
Other items:
(Gain) loss on venture investments	15.0	—	17.2	—
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	4.1	—	15.4	—
Outcomes of legal matters and settlements, net	.4	53.8	(6.5)	53.8
Transaction and related costs	.3	4.0	.3	4.2
(Gain) loss on sales of assets	—	.5	—	.5
Other expense (income), net	$27.0	$68.3	$39.6	$86.1

Avery Dennison Corporation
Note 12. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	June 29, 2024	December 30, 2023
Raw materials	$397.8	$415.4
Work-in-progress	243.1	238.2
Finished goods	339.0	267.1
Inventories	$979.9	$920.7
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	June 29, 2024	December 30, 2023
Property, plant and equipment	$3,936.4	$3,970.4
Accumulated depreciation	(2,346.4)	(2,344.6)
Property, plant and equipment, net	$1,590.0	$1,625.8
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Beginning balance	$34.4	$34.4
Provision for credit losses	5.8	—
Amounts written off	(2.7)	(3.0)
Other, including foreign currency translation	(.8)	.9
Ending balance	$36.7	$32.3
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable in our unaudited Condensed Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of June 29, 2024 and December 30, 2023, the amounts due to financial institutions for suppliers that participate in these programs were $404.3 million and $397.4 million, respectively.
Argentine Blue Chip Swap
During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies or remit foreign currency out of Argentina. Due to these currency exchange restrictions, markets in Argentina use a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars in and out of Argentina. During the three and six months ended June 29, 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $4 million and $10 million, respectively, that we recorded in "Other expense (income), net" in the unaudited Condensed Consolidated Statements of Income. Purchases and the proceeds from sales of Argentine Blue Chip Swap securities were included in investing activities in our unaudited Condensed Consolidated Statements of Cash Flows.

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
NON-GAAP FINANCIAL MEASURES
We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results prepared in accordance with GAAP. We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparisons with the results of competitors for quarters and year-to-date periods, as applicable. Based on feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are also useful to their assessments of our performance and operating trends, as well as liquidity. Reconciliations of our non-GAAP financial measures from the most directly comparable GAAP financial measures are provided in accordance with Regulations G and S-K.
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
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, an extra week in our fiscal year, the calendar shift resulting from an extra week in the prior fiscal year, currency adjustments for transitional reporting of highly inflationary economies, and the reclassification of sales between segments. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations.
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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended June 29, 2024	Six Months Ended June 29, 2024
Reported net sales change	7%	6%
Foreign currency translation	1	1
Sales change ex. currency(1)	8	6
Acquisitions	(1)	(1)
Organic sales change(1)	7%	5%
(1) Totals may not sum due to rounding
In the three months and six months ended June 29, 2024, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, partially offset by the impact of raw material deflation-related price reductions.
Net Income
Net income increased from approximately $222 million in the first six months of 2023 to approximately $349 million in the first six months of 2024. The major factors impacting this increase were:
•Higher volume
•Benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs
Offsetting factors were:
•Higher employee-related costs
•Higher provision for income taxes

Cost Reduction Actions
2023 Actions
We recorded $13.2 million in restructuring charges, net of reversals, during the six months ended June 29, 2024. These charges consisted of severance and related costs for the reduction of approximately 380 positions, as well as asset impairment and lease cancellation charges, at various locations across our company.
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

Avery Dennison Corporation
Cash Flow

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$317.5	$191.5
Purchases of property, plant and equipment	(96.3)	(115.9)
Purchases of software and other deferred charges	(12.9)	(11.0)
Purchases of Argentine Blue Chip Swap securities	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—
Proceeds from sales of property, plant and equipment	.3	.3
Proceeds from insurance and sales (purchases) of investments, net	2.2	(1.2)
Adjusted free cash flow	$200.6	$63.7
During the first six months of 2024, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds, partially offset by the settlement payment for the Adasa legal matter and changes in operational working capital. During the first six months of 2024, adjusted free cash flow increased compared to the same period last year primarily due to an increase in net cash provided by operating activities and a decrease in purchases of property, plant and equipment.
Outlook
Certain factors that we believe may contribute to our 2024 results are described below.
•We anticipate net sales to increase due to higher volume as our markets improve following significant inventory destocking downstream from our company in 2023, as well as growth in Intelligent Labels. This increase may be partially offset by raw material deflation-related price reductions.
•We anticipate incremental savings from restructuring actions, net of transition costs.
•Based on recent rates, we expect foreign currency translation to have an unfavorable impact on our full-year operating income.
•We expect our full-year effective tax rate to be in the mid-twenty percent range.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	June 29, 2024	July 1, 2023
Net sales	$2,235.3	$2,090.5
Cost of products sold	1,572.6	1,537.1
Gross profit	662.7	553.4
Marketing, general and administrative expense	373.9	319.6
Other expense (income), net	27.0	68.3
Interest expense	29.2	31.9
Other non-operating expense (income), net	(5.8)	(6.6)
Income before taxes	$238.4	$140.2
Gross profit margin	29.6%	26.5%
Gross Profit Margin
Gross profit margin for the second quarter of 2024 increased from the same period last year due to higher volume, benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and the net impact of pricing and raw material input costs, partially offset by higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the second quarter of 2024 compared to the same period last year primarily due to higher employee-related costs and growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023
Other expense (income), net, by type
Restructuring charges:
Severance and related costs, net of reversals	$6.3	$8.8
Asset impairment and lease cancellation charges	.9	1.2
Other items:
(Gain) loss on venture investments	15.0	—
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	4.1	—
Outcomes of legal matters and settlements, net	.4	53.8
Transaction and related costs	.3	4.0
(Gain) loss on sales of assets, net	—	.5
Other expense (income), net	$27.0	$68.3
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 10, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding the outcomes of legal matters and settlements, net.
Interest Expense
Interest expense decreased in the second quarter of 2024 compared to the same period last year primarily due to a decrease in commercial paper borrowings.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	June 29, 2024	July 1, 2023
Income before taxes	$238.4	$140.2
Provision for income taxes	61.6	39.8
Net income	$176.8	$100.4
Per share amounts:
Net income per common share	$2.19	$1.24
Net income per common share, assuming dilution	2.18	1.24
Effective tax rate	25.8%	28.4%
Provision for Income Taxes
Our effective tax rate for the three months ended June 29, 2024 decreased compared to the same period last year primarily due to higher tax incentives in certain foreign jurisdictions and the tax impacts resulting from Blue Chip Swap transactions in Argentina. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023
Net sales including intersegment sales	$1,585.1	$1,514.2
Less intersegment sales	(38.3)	(38.2)
Net sales	$1,546.8	$1,476.0
Operating income(1)	223.4	193.8
(1)Included (gain) loss on venture investment, losses from Argentine peso remeasurement and Blue Chip Swap transactions, and outcomes of legal matters and settlements, net, in 2024, charges associated with restructuring actions in both years and (gain) loss on sales of assets in 2023	$21.1	$6.1

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
June 29, 2024
Reported net sales change	5%
Foreign currency translation	1
Sales change ex. currency(1)	6
Organic sales change(1)	6%
(1) Totals may not sum due to rounding.

In the second quarter of 2024, net sales increased on an organic basis compared to the same period in the prior year mainly due to higher volume/mix, partially offset by the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by a low-to-mid single-digit rate in North America, a mid-single-digit rate in Western Europe and a high single-digit rate in emerging markets.
Operating Income
Operating income increased in the second quarter of 2024 compared to the same period last year primarily due to higher volume/mix and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and loss on venture investment.

Solutions Group

	Three Months Ended
(In millions)	June 29, 2024	July 1, 2023
Net sales including intersegment sales	$703.9	$624.5
Less intersegment sales	(15.4)	(10.0)
Net sales	$688.5	$614.5
Operating income (loss)(1)	64.1	(7.2)
(1)Included charges associated with restructuring actions and transaction and related costs in both years and outcomes of legal matters and settlements, net, in 2023	$5.7	$62.2
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
June 29, 2024
Reported net sales change	12%
Foreign currency translation	2
Sales change ex. currency(1)	14
Acquisitions	(3)
Organic sales change(1)	11%
(1) Totals may not sum due to rounding.
In the second quarter of 2024, net sales increased on an organic basis compared to the same period in the prior year by a mid-to-high single-digit rate in high-value categories and a mid-to-high teens rate in the base business. Company-wide, on an organic basis, net sales of Intelligent Label solutions increased by a mid-to-high teens rate compared to the same period in the prior year.
Operating Income
Operating income increased in the second quarter of 2024 compared to the same period last year primarily due to the impact of the accrual for the Adasa legal matter in the prior year, higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income Before Taxes

	Six Months Ended
(In millions, except percentages)	June 29, 2024	July 1, 2023
Net sales	$4,386.6	$4,155.5
Cost of products sold	3,091.7	3,059.8
Gross profit	1,294.9	1,095.7
Marketing, general and administrative expense	739.1	654.0
Other expense (income), net	39.6	86.1
Interest expense	57.8	58.3
Other non-operating expense (income), net	(14.4)	(11.2)
Income before taxes	$472.8	$308.5
Gross profit margin	29.5%	26.4%
Gross Profit Margin
Gross profit margin for the first six months of 2024 increased from the same period last year primarily due to benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, higher volume and the net impact of pricing and raw material input costs, partially offset by higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first six months of 2024 compared to the same period last year primarily due to higher employee-related costs and growth investments, partially offset by benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs.
Other Expense (Income), Net

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Other expense (income), net, by type
Restructuring charges:
Severance and related costs	$11.2	$25.9
Asset impairment and lease cancellation charges	2.0	1.7
Other items:
(Gain) loss on venture investments	17.2	—
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	15.4	—
Outcomes of legal matters and settlements, net	(6.5)	53.8
Transaction and related costs	.3	4.2
(Gain) loss on sales of assets	—	.5
Other expense (income), net	$39.6	$86.1
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 10, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding legal proceedings.
Interest Expense
Interest expense for the first six months of 2024 was comparable to the same period last year.

Avery Dennison Corporation
Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts and percentages)	June 29, 2024	July 1, 2023
Income before taxes	$472.8	$308.5
Provision for income taxes	123.6	86.9
Net income	$349.2	$221.6
Per share amounts:
Net income per common share	$4.34	$2.74
Net income per common share, assuming dilution	4.31	2.73
Effective tax rate	26.1%	28.2%
Provision for Income Taxes
Our effective tax rate for the six months ended June 29, 2024 decreased compared to the same period last year primarily due to higher tax incentives in certain foreign jurisdictions and the tax impacts resulting from Blue Chip Swap transactions in Argentina. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

The global minimum tax under the Pillar Two framework became effective for us in 2024. While the impact of this framework is currently not expected to be material to our full-year effective tax rate, our analysis is ongoing as the Organization for Economic Cooperation and Development continues to release additional guidance and countries enact related legislation.
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
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Net sales including intersegment sales	$3,128.6	$3,009.6
Less intersegment sales	(85.3)	(73.1)
Net sales	$3,043.3	$2,936.5
Operating income(1)	449.5	354.3
(1)Included losses from Argentine peso remeasurement and Blue Chip Swap transactions, (gain) loss on venture investment and outcomes of legal matters and settlements, net, in 2024, charges associated with restructuring actions in both years and (gain) loss on sales of assets in 2023.	$35.5	$20.4
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Six Months Ended
June 29, 2024
Reported net sales change	4%
Foreign currency translation	—
Sales change ex. currency(1)	4
Organic sales change(1)	4%
(1) Totals may not sum due to rounding
In the first six months of 2024, net sales increased on an organic basis compared to the same period in the prior year mainly due to higher volume/mix, partially offset by the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by a low single-digit rate in North America, a mid-single-digit rate in Western Europe and a mid-to-high single-digit rate in emerging markets.

Avery Dennison Corporation
Operating Income
Operating income increased in the first six months of 2024 compared to the same period last year primarily due to higher volume/mix, benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and lower restructuring charges, partially offset by higher employee-related costs, losses from Argentine peso remeasurement and Blue Chip Swap transactions, and loss on venture investment.
Solutions Group

	Six Months Ended
(In millions)	June 29, 2024	July 1, 2023
Net sales including intersegment sales	$1,369.6	$1,239.0
Less intersegment sales	(26.3)	(20.0)
Net sales	$1,343.3	$1,219.0
Operating income(1)	120.2	44.3
(1) Included (gain) loss on venture investment in 2024 and charges associated with restructuring actions, outcomes of legal matters and settlements, net, and transaction and related costs in both years.	$10.5	$65.8
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Six Months Ended
June 29, 2024
Reported net sales change	10%
Foreign currency translation	2
Sales change ex. currency(1)	12
Acquisitions	(4)
Organic sales change(1)	8%
(1)Totals may not sum due to rounding
In the first six months of 2024, net sales increased on an organic basis compared to the same period in the prior year by a high single-digit rate in both high-value categories and the base business, Company-wide, on an organic basis, net sales of Intelligent Label solutions increased by a mid-to-high-teens rate compared to the same period in the prior year.
Operating Income
Operating income increased in the first six months of 2024 compared to the same period last year primarily due to higher volume, the impact of the accrual for the Adasa legal matter in the prior year and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Six months ended
(In millions)	June 29, 2024	July 1, 2023
Net income	$349.2	$221.6
Depreciation	98.7	91.5
Amortization	57.2	54.8
Provision for credit losses and sales returns	28.2	18.9
Stock-based compensation	17.4	12.2
Deferred taxes and other non-cash taxes	(3.8)	(17.5)
Other non-cash expense and loss (income and gain), net	46.6	17.0
Changes in assets and liabilities and other adjustments	(276.0)	(207.0)
Net cash provided by operating activities	$317.5	$191.5

Avery Dennison Corporation
During the first six months of 2024, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds, partially offset by the settlement payment for the Adasa legal matter and changes in operational working capital.
Investing Activities

	Six months ended
(In millions)	June 29, 2024	July 1, 2023
Purchases of property, plant and equipment	$(96.3)	$(115.9)
Purchases of software and other deferred charges	(12.9)	(11.0)
Purchases of Argentine Blue Chip Swap securities	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—
Proceeds from sales of property, plant and equipment	.3	.3
Proceeds from insurance and sales (purchases) of investments, net	2.2	(1.2)
Payments for acquisitions, net of cash acquired, and venture investments	(1.9)	(194.1)
Net cash used in investing activities	$(118.8)	$(321.9)
Purchases of Property, Plant and Equipment
During the first six months of 2024, in our Solutions Group reportable segment, we primarily invested in buildings and equipment in certain countries in Asia Pacific, including China and Vietnam, in the U.S. and in certain countries in Latin America, primarily Mexico; in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S. and in certain countries in Europe, primarily France. During the first six months of 2023, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S., in certain countries in Latin America, primarily Mexico, and in certain counties in Asia, primarily Malaysia; in our Materials Group reportable segment, we primarily invested in buildings and equipment in the U.S. and in certain countries in Europe, primarily France.
Purchases of Software and Other Deferred Charges
During the first six months of 2024 and 2023, we primarily invested in information technology upgrades in the U.S.

Purchases and Proceeds from Sales of Argentine Blue Chip Swap Securities
During the first six months of 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million. Refer to Note 12, “Supplemental Financial Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first six months of 2023, we paid consideration, net of cash acquired, of approximately $194 million for the acquisitions of Thermopatch, Inc. ("Thermopatch") and LG Group, Inc. ("Lion Brothers"). We funded the Thermopatch and Lion Brothers acquisitions using cash and commercial paper borrowings.
Financing Activities

	Six months ended
(In millions)	June 29, 2024	July 1, 2023
Net increase (decrease) in borrowings with maturities of three months or less	$(2.2)	$281.8
Additional long-term borrowings	—	394.9
Repayments of long-term debt and finance leases	(3.5)	(252.6)
Dividends paid	(136.2)	(126.2)
Share repurchases	(40.7)	(89.5)
Net (tax withholding) proceeds related to stock-based compensation	(18.4)	(23.7)
Other	(1.1)	(1.6)
Net cash (used in) provided by financing activities	$(202.1)	$183.1
Borrowings and Repayment of Debt
During the first six months of 2024 and 2023, our commercial paper borrowings were used to fund acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.

Avery Dennison Corporation
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9 million, which we used to repay both indebtedness under our commercial paper programs and the $250 million aggregate principal amount of senior notes that matured on April 15, 2023.
Refer to Note 3, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $1.69 per share in the first six months of 2024 compared to $1.56 per share in the same period last year. In April 2024, we increased our quarterly dividend rate to $0.88 per share, representing an increase of approximately 9% from our previous quarterly dividend rate of $0.81 per share.
Share Repurchases
During the first six months of 2024 and 2023, we repurchased approximately 0.2 million and 0.5 million shares of our common stock, respectively.
Long-lived Assets
In the six months ended June 29, 2024, goodwill decreased by approximately $24 million to $1.99 billion, primarily reflecting the impact of foreign currency translation.
In the six months ended June 29, 2024, other intangibles resulting from business acquisitions, net, decreased by approximately $48 million to $800.9 million, reflecting current year amortization expense and the impact of foreign currency translation.
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of June 29, 2024, the balance of our shareholders’ equity was $2.29 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Six Months Ended
(In millions)	June 29, 2024
Change in net sales	$(21)
International operations generated approximately 70% of our net sales during the six months ended June 29, 2024. Our future results are subject to changes in political, social and economic conditions globally and in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first six months of 2024 compared to the same period last year was primarily related to sales in China.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. Working capital (deficit) (current assets minus current liabilities) as of the second quarter of 2024 decreased by approximately $575 million compared to the second quarter of 2023 primarily due to the reclassification of our $300 million of senior notes due in the third quarter of 2024, €500 million of senior notes due in the first quarter of 2025 and $25 million of medium-term notes due in the second quarter of 2025, partially offset by lower commercial paper borrowings of approximately $321 million. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return

Avery Dennison Corporation
on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the second quarter of 2024 decreased compared to the second quarter of 2023.

(In millions, except percentages)	June 29, 2024	July 1, 2023
(A) Working capital (deficit)	$(332.4)	$242.3
Reconciling items:
Cash and cash equivalents	(208.8)	(217.1)
Other current assets	(250.5)	(228.2)
Short-term borrowings and current portion of long-term debt and finance leases	1,172.3	635.8
Accrued payroll and employee benefits and other current liabilities	814.5	738.1
(B) Operational working capital	$1,195.1	$1,170.9
(C) Second-quarter net sales, annualized	$8,941.2	$8,362.0
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	13.4%	14.0%
Accounts Receivable Ratio
The average number of days sales outstanding was 62 days in the second quarters of 2024 and 2023, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter.

Inventory Ratio
Average inventory turnover was 6.4 in the second quarter of 2024 compared to 6.2 in the second quarter of 2023, calculated using the annualized second-quarter cost of products sold in 2024 and 2023, respectively, and divided by the inventory balance at quarter-end.
Accounts Payable Ratio
The average number of days payable outstanding was 76 days in the second quarter of 2024 compared to 73 days in the second quarter of 2023, calculated using the accounts payable balance at quarter-end divided by the respective annualized second-quarter cost of products sold. The increase in average number of days payable outstanding primarily reflected the timing of vendor payments.
Capital Resources
Capital resources used to fund our operational needs include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”).
In June 2024, we entered into a Credit Agreement (the "Credit Agreement") under which we can borrow up to an aggregate of $1.20 billion through its maturity date of June 26, 2029. The Revolver refinanced our Fifth Amended and Restated Credit Agreement dated as of February 13, 2020, as amended. Pursuant to the Credit Agreement, the commitments under the Revolver may be increased by up to $600 million, subject to lender approvals and customary requirements. Under certain circumstances, we may request that the commitments under the Revolver be extended for one-year periods in accordance with the terms and conditions of the Credit Agreement.
The Revolver is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of June 29, 2024 or our prior revolving credit facility as of December 30, 2023.
As of June 29, 2024, we had cash and cash equivalents of $208.8 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of June 29, 2024, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.
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
We are currently considering various sources, including cash flows from operations, commercial paper borrowings and other financings, to repay approximately $300 million of senior notes, €500 million of senior notes and $25 million of medium-term notes maturing in the third quarter of 2024, first quarter of 2025 and second quarter of 2025, respectively.
Capital from Debt
The carrying value of our total debt decreased by approximately $26 million in the first six months of 2024 to $3.22 billion, primarily reflecting the revaluation of our euro-denominated senior notes.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the second quarter of 2024 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(4)(5)
March 31, 2024 – April 27, 2024	56.1	$216.18	56.1	$565.1
April 28, 2024 – May 25, 2024	30.3	221.41	30.3	558.4
May 26, 2024 – June 29, 2024	27.9	225.38	27.9	552.1
Total	114.3	$219.81	114.3	$552.1
(1)The periods shown are our fiscal months during the thirteen-week quarter ended June 29, 2024.
(2)Shares in thousands.
(3)Average price paid per share includes transaction costs to acquire the shares and excludes the non-deductible 1% excise tax on the net value of repurchases imposed under the Inflation Reduction Act of 2022.
(4)In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases, in addition to the amount then outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
(5)Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the second quarter of 2024.

Avery Dennison Corporation
ITEM 6. EXHIBITS

Exhibit 3.1
Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 29, 2011).

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Avery Dennison Corporation, effective as of April 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2024).

Exhibit 3.3
Amended and Restated Bylaws of Avery Dennison Corporation, effective as of April 25, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 26, 2024).

Exhibit 10.1
Credit Agreement, dated as of June 26, 2024, among Avery Dennison Corporation, as borrower; a syndicate of lenders party thereto; Mizuho Bank, Ltd., as administrative agent; Mizuho Bank, Ltd. and Bank of America, N.A., as syndication agents; and Citibank, N.A., as documentation agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2024).

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

July 30, 2024