Form 10-Q
period 2024-09-28
Avery Dennison Corp
filed 2024-10-29
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of October 26, 2024: 80,346,413

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2024 QUARTERLY REPORT ON FORM 10-Q

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

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$212.7	$215.0
Trade accounts receivable, less allowances of $37.1 and $34.4 at September 28, 2024 and December 30, 2023, respectively	1,574.7	1,414.9
Inventories	1,013.5	920.7
Other current assets	283.8	245.4
Total current assets	3,084.7	2,796.0
Property, plant and equipment, net	1,612.3	1,625.8
Goodwill	2,012.7	2,013.6
Other intangibles resulting from business acquisitions, net	783.2	849.1
Deferred tax assets	110.9	115.7
Other assets	848.1	809.6
	$8,451.9	$8,209.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$1,116.8	$622.2
Accounts payable	1,343.2	1,277.1
Accrued payroll and employee benefits	275.0	213.4
Other current liabilities	614.0	586.8
Total current liabilities	3,349.0	2,699.5
Long-term debt and finance leases	2,042.1	2,622.1
Long-term retirement benefits and other liabilities	416.2	500.3
Deferred tax liabilities and income taxes payable	250.7	260.0
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at September 28, 2024 and December 30, 2023; issued – 124,126,624 shares at September 28, 2024 and December 30, 2023; outstanding – 80,440,716 shares and 80,495,585 shares at September 28, 2024 and December 30, 2023, respectively	124.1	124.1
Capital in excess of par value	839.8	854.5
Retained earnings	5,042.7	4,691.8
Treasury stock at cost, 43,685,908 shares and 43,631,039 shares at September 28, 2024 and December 30, 2023, respectively	(3,212.3)	(3,134.4)
Accumulated other comprehensive loss	(400.4)	(408.1)
Total shareholders’ equity	2,393.9	2,127.9
	$8,451.9	$8,209.8
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$2,183.4	$2,098.3	$6,570.0	$6,253.8
Cost of products sold	1,556.8	1,512.5	4,648.5	4,572.3
Gross profit	626.6	585.8	1,921.5	1,681.5
Marketing, general and administrative expense	346.9	324.8	1,086.0	978.8
Other expense (income), net	15.3	54.1	54.9	140.2
Interest expense	30.0	31.0	87.8	89.3
Other non-operating expense (income), net	(4.9)	(8.7)	(19.3)	(19.9)
Income before taxes	239.3	184.6	712.1	493.1
Provision for income taxes	57.6	46.3	181.2	133.2
Net income	$181.7	$138.3	$530.9	$359.9

Per share amounts:
Net income per common share	$2.26	$1.72	$6.60	$4.46
Net income per common share, assuming dilution	$2.25	$1.71	$6.56	$4.43

Weighted average number of shares outstanding:
Common shares	80.5	80.6	80.5	80.7
Common shares, assuming dilution	80.8	81.0	80.9	81.2
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$181.7	$138.3	$530.9	$359.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	35.1	(7.5)	5.4	(34.4)
Pension and other postretirement benefits	.5	(.2)	.9	(.6)
Cash flow hedges	1.7	(1.7)	1.4	(3.6)
Other comprehensive income (loss), net of tax	37.3	(9.4)	7.7	(38.6)
Total comprehensive income, net of tax	$219.0	$128.9	$538.6	$321.3
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Operating Activities
Net income	$530.9	$359.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	147.5	138.5
Amortization	86.5	82.9
Provision for credit losses and sales returns	38.2	32.4
Stock-based compensation	24.2	17.4
Deferred taxes and other non-cash taxes	(3.0)	(29.4)
Other non-cash expense and loss (income and gain), net	59.7	25.2
Changes in assets and liabilities and other adjustments	(296.4)	(112.8)
Net cash provided by operating activities	587.6	514.1

Investing Activities
Purchases of property, plant and equipment	(139.3)	(173.0)
Purchases of software and other deferred charges	(22.1)	(15.3)
Proceeds from company-owned life insurance policies	—	48.1
Purchases of Argentine Blue Chip Swap securities	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—
Proceeds from sales of property, plant and equipment	.4	.7
Proceeds from insurance and sales (purchases) of investments, net	3.6	(1.0)
Payments for acquisitions, net of cash acquired, and venture investments	(1.9)	(203.7)
Net cash used in investing activities	(169.5)	(344.2)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	208.2	70.6
Additional long-term borrowings	—	394.9
Repayments of long-term debt and finance leases	(305.2)	(254.2)
Dividends paid	(207.1)	(191.5)
Share repurchases	(107.5)	(117.1)
Net (tax withholding) proceeds related to stock-based compensation	(8.2)	(23.8)
Other	—	(1.6)
Net cash used in financing activities	(419.8)	(122.7)

Effect of foreign currency translation on cash balances	(.6)	(4.5)
Increase (decrease) in cash and cash equivalents	(2.3)	42.7
Cash and cash equivalents, beginning of year	215.0	167.2
Cash and cash equivalents, end of period	$212.7	$209.9
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
Fiscal Periods
The three and nine months ended September 28, 2024 and September 30, 2023 each consisted of thirteen-week and thirty-nine-week periods, respectively.
Reclassifications
Certain prior-period amounts in our Condensed Consolidated Financial Statements have been reclassified to conform to the current-year presentation.
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the nine months ended September 28, 2024 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 30, 2023	$630.7	$1,382.9	$2,013.6
Acquisition adjustments(1)	—	(2.7)	(2.7)
Translation adjustments	1.1	.7	1.8
Goodwill as of September 28, 2024	$631.8	$1,380.9	$2,012.7
(1) Measurement period adjustments related to the purchase price allocation for our 2023 acquisitions of Silver Crystal Group, LG Group, Inc., and Thermopatch, Inc.
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $22.3 million and $22.1 million for the three months ended September 28, 2024 and September 30, 2023, respectively, and $67.0 million and $64.2 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2024 and for each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2024 (remainder of year)	$22.4
2025	89.1
2026	86.1
2027	85.8
2028	77.9
2029 and thereafter	266.5

Avery Dennison Corporation
Note 3. Debt
In August 2024, we repaid our $300 million of senior notes at maturity using cash flows from operations and commercial paper borrowings.
In June 2024, we entered into a Credit Agreement (the "Credit Agreement") related to our revolving credit facility (the “Revolver”) to borrow up to an aggregate of $1.20 billion through its maturity date of June 26, 2029. The Revolver refinanced our Fifth Amended and Restated Credit Agreement dated as of February 13, 2020, as amended. Pursuant to the Credit Agreement, the commitments under the Revolver may be increased by up to $600 million, subject to lender approvals and customary requirements. Under certain circumstances, we may request that the commitments under the Revolver be extended for one-year periods in accordance with the terms and conditions of the Credit Agreement. We use the Revolver as a back-up facility for our commercial paper program and for other corporate purposes. The Revolver contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents to a certain measure of income. As of both September 28, 2024 and December 30, 2023, we were in compliance with the applicable financial covenants. No balance was outstanding under the Revolver as of September 28, 2024 or our prior revolving credit facility as of December 30, 2023.
In the nine months ended September 28, 2024, we reclassified $5 million of our medium-term notes due in the third quarter of 2025, $25 million of our medium-term notes due in the second quarter of 2025 and our €500 million senior notes due in the first quarter of 2025 from "Long-term debt and finance leases" to "Short-term borrowings and current portion of long-term debt and finance leases" in the unaudited Condensed Consolidated Balance Sheets.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.09 billion at September 28, 2024 and $3.11 billion at December 30, 2023. Fair value was determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Note 4. Cost Reduction Actions
2023 Actions
We recorded $25.6 million in restructuring charges, net of reversals, during the nine months ended September 28, 2024. These charges consisted of severance and related costs for the reduction of approximately 1,100 positions, as well as asset impairment and lease cancellation charges, at various locations across our company.
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
During the nine months ended September 28, 2024, restructuring charges and payments were as follows:

(In millions)	Accrual at December 30, 2023	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at September 28, 2024
2023 Actions
Severance and related costs	$27.7	$22.2	$(34.9)	$—	$(.1)	$14.9
Asset impairment charges	—	3.0	—	(3.0)	—	—
Lease cancellation charges	—	.4	(.3)	—	—	.1
Total	$27.7	$25.6	$(35.2)	$(3.0)	$(.1)	$15.0
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

Avery Dennison Corporation
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$1.5	$30.6	$5.6	$50.5
Solutions Group	10.9	9.4	19.7	17.2
Corporate	—	3.8	.3	3.7
Total	$12.4	$43.8	$25.6	$71.4
Note 5. Financial Instruments
We enter into foreign currency exchange hedge contracts to reduce the risk from foreign currency exchange rate fluctuations associated with our receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The impact of these foreign currency exchange and commodities hedge activities on the unaudited Condensed Consolidated Financial Statements was not material.
Cash Flow Hedges
In March 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to have the effect of converting the fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contracts, which end on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars. The fair value of these contracts was $4.6 million and $2.3 million as of September 28, 2024 and December 30, 2023, respectively, which was included in "Other Assets" in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 9, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
We recorded no ineffectiveness from our cross-currency swap contracts to earnings during the nine months ended September 28, 2024 or September 30, 2023.
Fair Value Hedges
In the third quarter of 2024, we entered into foreign currency forward contracts to hedge a portion of the principal balance of our €500 million senior notes due in the first quarter of 2025, to offset changes in the fair value of the hedged portion that is subject to foreign currency exchange rate fluctuation. The fair value hedges have an aggregate notional value of €210 million and mature in March 2025.
As of September 28, 2024, the fair value of the forward currency contracts was approximately $2 million, which was included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Net Investment Hedges
In the third quarter of 2024, we entered into foreign currency forward contracts and zero-cost collars, combining each pair as net investment hedges for accounting purposes, to minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and the bought call strike rates of the contracts. The net investment hedges have an aggregate notional value of €210 million and mature in March 2025.

As of September 28, 2024, the fair value of the forward currency contracts and zero-cost collars combined was approximately $1 million, which was included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income before taxes	$239.3	$184.6	$712.1	$493.1
Provision for income taxes	57.6	46.3	181.2	133.2
Effective tax rate	24.1%	25.1%	25.4%	27.0%

Avery Dennison Corporation
Our provision for income taxes for the three and nine months ended September 28, 2024 included $3.4 million and $11.7 million, respectively, of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for these periods also included the following discrete items: (i) net benefits primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years and the settlement of a foreign tax audit; (ii) the return-to-provision benefit upon completion of our 2023 U.S. federal income tax return; and (iii) excess tax benefits associated with stock-based payments.

Our provision for income taxes for the three and nine months ended September 30, 2023 included $3.6 million and $7.4 million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for these periods was also adversely affected by the recognition of uncertain tax positions in certain foreign jurisdictions and higher non-deductible expenses resulting from foreign currency fluctuations. In addition, our provision for income taxes for these periods included a $14.7 million return-to-provision discrete benefit primarily related to our GILTI exclusion election and benefits from additional foreign tax credits recognized under temporary relief granted by the Internal Revenue Service ("IRS") in July 2023, upon completion of our 2022 U.S. federal income tax return.
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
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
(A)Net income	$181.7	$138.3	$530.9	$359.9
(B)Weighted average number of common shares outstanding	80.5	80.6	80.5	80.7
Dilutive shares (additional common shares issuable under stock-based awards)	.3	.4	.4	.5
(C) Weighted average number of common shares outstanding, assuming dilution	80.8	81.0	80.9	81.2
Net income per common share: (A) ÷ (B)	$2.26	$1.72	$6.60	$4.46
Net income per common share, assuming dilution: (A) ÷ (C)	$2.25	$1.71	$6.56	$4.43
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for the three months ended September 28, 2024 and were not significant for the three months ended September 30, 2023. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for the nine months ended September 28, 2024 and September 30, 2023.

Avery Dennison Corporation
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$833.1	$851.3	$854.5	$879.3
Issuance of shares under stock-based compensation plans(1)	6.7	1.2	(14.7)	(26.8)
Ending balance	$839.8	$852.5	$839.8	$852.5
Retained earnings
Beginning balance	$4,922.2	$4,526.9	$4,691.8	$4,414.6
Net income	181.7	138.3	530.9	359.9
Issuance of shares under stock-based compensation plans(1)	3.2	3.0	7.3	8.6
Contribution of shares to 401(k) plan(1)	6.5	5.3	19.8	16.6
Dividends	(70.9)	(65.3)	(207.1)	(191.5)
Ending balance	$5,042.7	$4,608.2	$5,042.7	$4,608.2
Treasury stock at cost
Beginning balance	$(3,154.6)	$(3,093.9)	$(3,134.4)	$(3,021.8)
Repurchase of shares for treasury	(66.8)	(27.6)	(107.5)	(117.1)
Issuance of shares under stock-based compensation plans(1)	7.1	.9	23.4	13.9
Contribution of shares to 401(k) plan(1)	2.0	2.0	6.2	6.4
Ending balance	$(3,212.3)	$(3,118.6)	$(3,212.3)	$(3,118.6)
Accumulated other comprehensive loss
Beginning balance	$(437.7)	$(393.2)	$(408.1)	$(364.0)
Other comprehensive income (loss), net of tax	37.3	(9.4)	7.7	(38.6)
Ending balance	$(400.4)	$(402.6)	$(400.4)	$(402.6)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Dividends per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Dividends per common share	$.88	$.81	$2.57	$2.37

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 28, 2024 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Total
Balance as of December 30, 2023	$(328.6)	$(77.5)	$(2.0)	$(408.1)
Other comprehensive income (loss) before reclassifications, net of tax	5.4	—	—	5.4
Reclassifications to net income, net of tax	—	.9	1.4	2.3
Other comprehensive income (loss), net of tax	5.4	.9	1.4	7.7
Balance as of September 28, 2024	$(323.2)	$(76.6)	$(.6)	$(400.4)
(1)Included a loss related to our foreign currency forward contracts and zero-cost collars, accounted for as net investment hedges. Refer to Note 5, "Financial Instruments," to the unaudited Condensed Consolidated Financial Statements for more information.

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
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of September 28, 2024 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.0	$27.1	$20.9	$—
Derivative assets	8.0	—	8.0	—
Bank drafts	5.6	5.6	—	—
Cross-currency swap	4.6	—	4.6	—
Liabilities
Derivative liabilities	$10.4	$.6	$9.8	$—
Contingent consideration liabilities	10.0	—	—	10.0

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 30, 2023 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$37.8	$19.6	$18.2	$—
Derivative assets	6.3	—	6.3	—
Bank drafts	5.3	5.3	—	—
Cross-currency swap	2.3	—	2.3	—
Liabilities
Derivative liabilities	$7.6	$1.6	$6.0	$—
Contingent consideration liabilities	10.0	—	—	10.0
Investments include fixed income securities (primarily U.S. government and corporate debt and equity securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of September 28, 2024, investments of $2.2 million, $37.9 million and $7.9 million were included in “Cash and cash equivalents,” “Other current assets” and "Other assets," respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 30, 2023, investments of $2.7 million and $35.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months), which are valued at face value due to their short-term nature, were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of September 28, 2024 relate to estimated earn-out payments associated with certain acquisitions completed in 2023, 2022 and 2021, which are subject to the acquired companies achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified as Level 3. Activity related to contingent consideration was immaterial for the nine months ended September 28, 2024 and September 30, 2023.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $45 million and $71 million as of September 28, 2024 and December 30, 2023, respectively, which was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. Starting in the second quarter of 2024, we began revaluing certain venture investments based on Level 1 inputs; the fair value of these investments was $7.9 million as of September 28, 2024.
We recognized net losses on venture investments of $2.5 million and $19.7 million in the three and nine months ended September 28, 2024, respectively. We recognized no net gains or losses on venture investments in the three and nine months ended September 30, 2023. These net gains or losses were recorded in "Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
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

Avery Dennison Corporation
We were party to a litigation in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of the RFID products within our Solutions Group reportable segment infringed its patent. The case was filed on October 24, 2017 in the United States District Court in the District of Oregon (Eugene Division) and was captioned ADASA Inc. v. Avery Dennison Corporation. We recorded a contingent liability in the amount of $26.6 million related to this matter in the second quarter of 2021 based on a jury verdict issued on May 14, 2021.
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
After the U.S. Supreme Court denied our writ of certiorari petition on May 30, 2023, the retrial began on July 10, 2023. On July 18, 2023, the jury in the retrial issued a verdict that Adasa’s patent is valid. We increased our contingent liability to reflect our then-best estimate of the anticipated judgment to $80.4 million as of July 1, 2023, with an expectation to continue adjusting our accrual quarterly, as appropriate. As of December 30, 2023, our contingent liability for this matter was $82.9 million.
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
On April 25, 2024, we entered into a Settlement Agreement, License and Mutual Release with Adasa pursuant to which, among other things, (i) we agreed to pay $75.0 million to Adasa without any concessions or admissions of liability; (ii) Adasa agreed to grant us a worldwide, nonexclusive, nontransferable fully-paid up, and ongoing royalty-free perpetual license, without the right to sublicense, to the patents at issue in the litigation; and (iii) the parties mutually released all claims against one another. We paid the agreed-upon settlement amount to Adasa on April 26, 2024. No court approval of the settlement was required; however, as required by the settlement agreement, Adasa filed a Stipulation of Satisfaction of Judgment with the trial court on April 29, 2024.
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
As of September 28, 2024, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we enter into with the EPA or other governmental authorities.
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

Avery Dennison Corporation
The activity related to our environmental liabilities for the nine months ended September 28, 2024 is shown below.

(In millions)
Balance at December 30, 2023	$24.5
Charges, net of reversals	1.4
Payments	(9.1)
Balance at September 28, 2024	$16.8
Approximately $8 million and $11 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023.
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

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales to unaffiliated customers
Materials Group:
U.S.	$436.4	$425.4	$1,315.4	$1,302.5
Europe, the Middle East and North Africa	498.5	494.6	1,583.1	1,503.8
Asia	354.9	327.9	1,025.1	981.6
Latin America	124.4	126.2	372.0	357.1
Other	83.5	81.9	245.4	247.5
Total Materials Group	1,497.7	1,456.0	4,541.0	4,392.5
Solutions Group:
Apparel and other	463.8	408.7	1,399.6	1,226.4
Identification Solutions and Vestcom	221.9	233.6	629.4	634.9
Total Solutions Group	685.7	642.3	2,029.0	1,861.3
Net sales to unaffiliated customers	$2,183.4	$2,098.3	$6,570.0	$6,253.8

Avery Dennison Corporation
Additional Segment Information
Additional financial information by reportable segment and Corporate is shown below.

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Intersegment sales
Materials Group	$37.8	$40.6	$123.1	$113.7
Solutions Group	12.3	5.2	38.6	25.2
Intersegment sales	$50.1	$45.8	$161.7	$138.9
Income before taxes
Materials Group	$217.8	$176.5	$667.3	$530.8
Solutions Group	66.5	50.7	186.7	95.0
Corporate expense	(19.9)	(20.3)	(73.4)	(63.3)
Interest expense	(30.0)	(31.0)	(87.8)	(89.3)
Other non-operating expense (income), net	4.9	8.7	19.3	19.9
Income before taxes	$239.3	$184.6	$712.1	$493.1
Other expense (income), net, by reportable segment and Corporate
Materials Group(1)	$4.4	$39.6	$39.9	$60.0
Solutions Group	10.9	10.7	14.7	76.5
Corporate	—	3.8	.3	3.7
Other expense (income), net	$15.3	$54.1	$54.9	$140.2
(1)Included the reclassification of the loss from Argentine peso remeasurement from "Marketing, general and administrative expense" to "Other expense (income), net" in the third quarter of 2023. The impact of the loss from Argentine peso remeasurement prior to the third quarter of 2023 was not material.

Other expense (income), net, by type were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$11.0	$38.7	$22.2	$64.6
Asset impairment and lease cancellation charges	1.4	5.1	3.4	6.8
Other items:
(Gain) loss on venture investments	2.5	—	19.7	—
Losses from Argentine peso remeasurement and Blue Chip Swap transactions(1)	.4	7.8	15.8	7.8
Outcomes of legal matters and settlements, net	—	2.5	(6.5)	56.3
Transaction and related costs	—	—	.3	4.2
(Gain) loss on sales of assets	—	—	—	.5
Other expense (income), net	$15.3	$54.1	$54.9	$140.2
(1)Included the reclassification of the loss from Argentine peso remeasurement from "Marketing, general and administrative expense" to "Other expense (income), net" in the third quarter of 2023. The impact of the loss from Argentine peso remeasurement prior to the third quarter of 2023 was not material.

Avery Dennison Corporation
Note 12. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	September 28, 2024	December 30, 2023
Raw materials	$411.7	$415.4
Work-in-progress	244.9	238.2
Finished goods	356.9	267.1
Inventories	$1,013.5	$920.7
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	September 28, 2024	December 30, 2023
Property, plant and equipment	$4,054.2	$3,970.4
Accumulated depreciation	(2,441.9)	(2,344.6)
Property, plant and equipment, net	$1,612.3	$1,625.8
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Beginning balance	$34.4	$34.4
Provision for credit losses	6.7	1.3
Amounts written off	(4.1)	(4.8)
Other, including foreign currency translation	.1	.8
Ending balance	$37.1	$31.7
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable in our unaudited Condensed Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of September 28, 2024 and December 30, 2023, the amounts due to financial institutions for suppliers that participate in these programs were $404.8 million and $397.4 million, respectively.
Argentine Blue Chip Swap
During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies or remit foreign currency out of Argentina. Due to these currency exchange restrictions, markets in Argentina use a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars in and out of Argentina. During the nine months ended September 28, 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million that we recorded in "Other expense (income), net" in the unaudited Condensed Consolidated Statements of Income. Purchases and the proceeds from sales of Argentine Blue Chip Swap securities were included in investing activities in our unaudited Condensed Consolidated Statements of Cash Flows.

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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended September 28, 2024	Nine Months Ended September 28, 2024
Reported net sales change	4%	5%
Foreign currency translation	1	1
Sales change ex. currency(1)	5	6
Acquisitions	—	(1)
Organic sales change(1)	4%	5%
(1) Totals may not sum due to rounding
In the three months and nine months ended September 28, 2024, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, partially offset by the impact of raw material deflation-related price reductions.
Net Income
Net income increased from approximately $360 million in the first nine months of 2023 to approximately $531 million in the first nine months of 2024. The major factors impacting this increase were:
•Higher volume
•Benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs
•The impact of the accrual for a legacy legal matter in the prior year
Offsetting factors were:
•Higher employee-related costs
•Higher provision for income taxes

Cost Reduction Actions
2023 Actions
We recorded $25.6 million in restructuring charges, net of reversals, during the nine months ended September 28, 2024. These charges consisted of severance and related costs for the reduction of approximately 1,100 positions, as well as asset impairment and lease cancellation charges, at various locations across our company.
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

Avery Dennison Corporation
Cash Flow

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$587.6	$514.1
Purchases of property, plant and equipment	(139.3)	(173.0)
Purchases of software and other deferred charges	(22.1)	(15.3)
Proceeds from company-owned life insurance policies	—	48.1
Purchases of Argentine Blue Chip Swap securities	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—
Proceeds from sales of property, plant and equipment	.4	.7
Proceeds from insurance and sales (purchases) of investments, net	3.6	(1.0)
Adjusted free cash flow	$420.0	$373.6
During the first nine months of 2024, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds, partially offset by changes in operational working capital and the settlement payment for the Adasa legal matter. During the first nine months of 2024, adjusted free cash flow increased compared to the same period last year primarily due to an increase in net cash provided by operating activities and lower purchases of property, plant and equipment, partially offset by lower proceeds from company-owned life insurance policies.
Outlook
Certain factors that we believe may contribute to our 2024 results are described below.
•We expect net sales to increase due to higher volume as our markets improve following significant inventory destocking downstream from our company in 2023, as well as growth in Intelligent Labels. We expect this increase to be partially offset by raw material deflation-related price reductions.
•We expect incremental savings from restructuring actions, net of transition costs.
•Based on recent rates, we expect foreign currency translation to have an unfavorable impact on our full-year operating income.
•We expect our full-year effective tax rate to be in the mid-twenty percent range.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

	Three Months Ended
(In millions, except percentages)	September 28, 2024	September 30, 2023
Net sales	$2,183.4	$2,098.3
Cost of products sold	1,556.8	1,512.5
Gross profit	626.6	585.8
Marketing, general and administrative expense	346.9	324.8
Other expense (income), net	15.3	54.1
Interest expense	30.0	31.0
Other non-operating expense (income), net	(4.9)	(8.7)
Income before taxes	$239.3	$184.6
Gross profit margin	28.7%	27.9%
Gross Profit Margin
Gross profit margin for the third quarter of 2024 increased from the same period last year due to benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and higher volume, partially offset by higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the third quarter of 2024 compared to the same period last year primarily due to higher employee-related costs, higher foreign currency transaction costs and growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	September 28, 2024	September 30, 2023
Other expense (income), net, by type
Restructuring charges:
Severance and related costs, net of reversals	$11.0	$38.7
Asset impairment and lease cancellation charges	1.4	5.1
Other items:
(Gain) loss on venture investments	2.5	—
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	.4	7.8
Outcomes of legal matters and settlements, net	—	2.5
Other expense (income), net	$15.3	$54.1
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 10, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding the outcomes of legal matters and settlements, net.
Interest Expense
Interest expense decreased in the third quarter of 2024 compared to the same period last year primarily due to lower commercial paper borrowings.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	September 28, 2024	September 30, 2023
Income before taxes	$239.3	$184.6
Provision for income taxes	57.6	46.3
Net income	$181.7	$138.3
Per share amounts:
Net income per common share	$2.26	$1.72
Net income per common share, assuming dilution	2.25	1.71
Effective tax rate	24.1%	25.1%
Provision for Income Taxes
Our effective tax rate for the three months ended September 28, 2024 decreased compared to the same period last year primarily due to lower tax charges from the recognition of uncertain tax positions and lower non-deductible expenses resulting from foreign currency fluctuations, partially offset by a lower return-to-provision discrete benefit upon completion of our U.S. federal income tax returns. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER
Operating income refers to income before taxes, interest and other non-operating expense (income), net.
Materials Group

	Three Months Ended
(In millions)	September 28, 2024	September 30, 2023
Net sales including intersegment sales	$1,535.5	$1,496.6
Less intersegment sales	(37.8)	(40.6)
Net sales	$1,497.7	$1,456.0
Operating income(1)	217.8	176.5
(1)Included (gain) loss on venture investment in 2024, charges associated with restructuring actions, losses from Argentine peso remeasurement and Blue Chip Swap transactions in both years, and outcomes of legal matters and settlements, net, in 2023	$4.4	$39.6

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
September 28, 2024
Reported net sales change	3%
Foreign currency translation	1
Sales change ex. currency(1)	4
Organic sales change(1)	4%
(1) Totals may not sum due to rounding.

In the third quarter of 2024, net sales increased on an organic basis compared to the same period in the prior year mainly due to higher volume/mix, partially offset by the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by a low-to-mid single-digit rate in North America, decreased by a low single-digit rate in Western Europe and increased by a mid-to-high single-digit rate in emerging markets.
Operating Income
Operating income increased in the third quarter of 2024 compared to the same period last year primarily due to higher volume/mix, lower restructuring charges and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by the net impact of pricing and raw material input costs and higher employee-related costs.

Solutions Group

	Three Months Ended
(In millions)	September 28, 2024	September 30, 2023
Net sales including intersegment sales	$698.0	$647.5
Less intersegment sales	(12.3)	(5.2)
Net sales	$685.7	$642.3
Operating income(1)	66.5	50.7
(1)Included charges associated with restructuring actions in both years and outcomes of legal matters and settlements, net, in 2023	$10.9	$10.7
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
September 28, 2024
Reported net sales change	7%
Foreign currency translation	—
Sales change ex. currency(1)	7
Acquisitions	(1)
Organic sales change(1)	6%
(1) Totals may not sum due to rounding.
In the third quarter of 2024, net sales increased on an organic basis compared to the same period in the prior year by a low single-digit rate in high-value categories and a mid-teens rate in the base business. For the first nine months of 2024, company-wide, on an organic basis, net sales of Intelligent Label solutions increased by a mid-teens rate compared to the same period in the prior year.
Operating Income
Operating income increased in the third quarter of 2024 compared to the same period last year primarily due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.

Avery Dennison Corporation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income Before Taxes

	Nine Months Ended
(In millions, except percentages)	September 28, 2024	September 30, 2023
Net sales	$6,570.0	$6,253.8
Cost of products sold	4,648.5	4,572.3
Gross profit	1,921.5	1,681.5
Marketing, general and administrative expense	1,086.0	978.8
Other expense (income), net	54.9	140.2
Interest expense	87.8	89.3
Other non-operating expense (income), net	(19.3)	(19.9)
Income before taxes	$712.1	$493.1
Gross profit margin	29.2%	26.9%
Gross Profit Margin
Gross profit margin for the first nine months of 2024 increased from the same period last year primarily due to benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, higher volume and the net impact of pricing and raw material input costs, partially offset by higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first nine months of 2024 compared to the same period last year primarily due to higher employee-related costs and growth investments, partially offset by benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs.
Other Expense (Income), Net

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Other expense (income), net, by type
Restructuring charges:
Severance and related costs, net of reversals	$22.2	$64.6
Asset impairment and lease cancellation charges	3.4	6.8
Other items:
(Gain) loss on venture investments	19.7	—
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	15.8	7.8
Outcomes of legal matters and settlements, net	(6.5)	56.3
Transaction and related costs	.3	4.2
(Gain) loss on sales of assets	—	.5
Other expense (income), net	$54.9	$140.2
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 10, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding legal proceedings.
Interest Expense
Interest expense decreased for the nine months of 2024 compared to the same period last year primarily due to a decrease in commercial paper borrowings, partially offset by higher debt balances.

Avery Dennison Corporation
Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	September 28, 2024	September 30, 2023
Income before taxes	$712.1	$493.1
Provision for income taxes	181.2	133.2
Net income	$530.9	$359.9
Per share amounts:
Net income per common share	$6.60	$4.46
Net income per common share, assuming dilution	6.56	4.43
Effective tax rate	25.4%	27.0%
Provision for Income Taxes
Our effective tax rate for the nine months ended September 28, 2024 decreased compared to the same period last year primarily due to lower tax charges from the recognition of uncertain tax positions and lower non-deductible expenses resulting from foreign currency fluctuations, partially offset by a lower return-to-provision discrete benefit upon completion of our U.S. federal income tax returns. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

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
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Materials Group

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Net sales including intersegment sales	$4,664.1	$4,506.2
Less intersegment sales	(123.1)	(113.7)
Net sales	$4,541.0	$4,392.5
Operating income(1)	667.3	530.8
(1)Included (gain) loss on venture investment in 2024, charges associated with restructuring actions, losses from Argentine peso remeasurement and Blue Chip Swap transactions, and outcomes of legal matters and settlements, net, in both years, and (gain) loss on sales of assets in 2023.	$39.9	$60.0
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Nine Months Ended
September 28, 2024
Reported net sales change	3%
Foreign currency translation	—
Sales change ex. currency(1)	4
Organic sales change(1)	4%
(1) Totals may not sum due to rounding
In the first nine months of 2024, net sales increased on an organic basis compared to the same period in the prior year mainly due to higher volume/mix, partially offset by the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by a low single-digit rate in North America, a low-to-mid single digit rate in Western Europe and a mid-to-high single digit rate in emerging markets.

Avery Dennison Corporation
Operating Income
Operating income increased in the first nine months of 2024 compared to the same period last year primarily due to higher volume/mix, benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and lower restructuring charges, partially offset by higher employee-related costs, loss on venture investment and the net impact of pricing and raw material input costs.
Solutions Group

	Nine Months Ended
(In millions)	September 28, 2024	September 30, 2023
Net sales including intersegment sales	$2,067.6	$1,886.5
Less intersegment sales	(38.6)	(25.2)
Net sales	$2,029.0	$1,861.3
Operating income(1)	186.7	95.0
(1) Included (gain) loss on venture investment in 2024 and charges associated with restructuring actions, outcomes of legal matters and settlements, net, and transaction and related costs in both years.	$14.7	$76.5
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Nine Months Ended
September 28, 2024
Reported net sales change	9%
Foreign currency translation	1
Sales change ex. currency(1)	10
Acquisitions	(3)
Organic sales change(1)	8%
(1)Totals may not sum due to rounding
In the first nine months of 2024, net sales increased on an organic basis compared to the same period in the prior year by a mid-single-digit rate in high-value categories and a low double-digit rate in the base business. Company-wide, on an organic basis, net sales of Intelligent Label solutions increased by a mid-teens rate compared to the same period in the prior year.
Operating Income
Operating income increased in the first nine months of 2024 compared to the same period last year primarily due to higher volume, the impact of the accrual for a legacy legal matter in the prior year and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Nine months ended
(In millions)	September 28, 2024	September 30, 2023
Net income	$530.9	$359.9
Depreciation	147.5	138.5
Amortization	86.5	82.9
Provision for credit losses and sales returns	38.2	32.4
Stock-based compensation	24.2	17.4
Deferred taxes and other non-cash taxes	(3.0)	(29.4)
Other non-cash expense and loss (income and gain), net	59.7	25.2
Changes in assets and liabilities and other adjustments	(296.4)	(112.8)
Net cash provided by operating activities	$587.6	$514.1

Avery Dennison Corporation
During the first nine months of 2024, net cash provided by operating activities increased compared to the same period last year primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds, partially offset by changes in operational working capital and the settlement payment for the Adasa legal matter.
Investing Activities

	Nine months ended
(In millions)	September 28, 2024	September 30, 2023
Purchases of property, plant and equipment	$(139.3)	$(173.0)
Purchases of software and other deferred charges	(22.1)	(15.3)
Proceeds from company-owned life insurance policies	—	48.1
Purchases of Argentine Blue Chip Swap securities	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—
Proceeds from sales of property, plant and equipment	.4	.7
Proceeds from insurance and sales (purchases) of investments, net	3.6	(1.0)
Payments for acquisitions, net of cash acquired, and venture investments	(1.9)	(203.7)
Net cash used in investing activities	$(169.5)	$(344.2)
Purchases of Property, Plant and Equipment
During the first nine months of 2024, in our Solutions Group reportable segment, we primarily invested in buildings and equipment in certain countries in Asia Pacific, including China and Vietnam, in the U.S. and in certain countries in Latin America, primarily Mexico; in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S. and certain countries in Europe, primarily France. During the first nine months of 2023, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S., in certain countries in Latin America, primarily Mexico, and in certain countries in Asia, primarily Malaysia; in our Materials Group reportable segment, we primarily invested in buildings and equipment in the U.S. and certain countries in Europe, primarily France.
Purchases of Software and Other Deferred Charges
During the first nine months of 2024 and 2023, we primarily invested in information technology upgrades in the U.S.

Proceeds from Company-Owned Life Insurance Policies
During the first nine months of 2023, we utilized approximately $48 million of the cash surrender value available under our company-owned life insurance policies.

Purchases and Proceeds from Sales of Argentine Blue Chip Swap Securities
During the first nine months of 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million. Refer to Note 12, “Supplemental Financial Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first nine months of 2023, we paid consideration, net of cash acquired, of approximately $203 million for the acquisitions of Thermopatch, Inc. ("Thermopatch") and LG Group, Inc. ("Lion Brothers"). We funded the Thermopatch and Lion Brothers acquisitions using cash and commercial paper borrowings.
Financing Activities

	Nine months ended
(In millions)	September 28, 2024	September 30, 2023
Net increase (decrease) in borrowings with maturities of three months or less	$208.2	$70.6
Additional long-term borrowings	—	394.9
Repayments of long-term debt and finance leases	(305.2)	(254.2)
Dividends paid	(207.1)	(191.5)
Share repurchases	(107.5)	(117.1)
Net (tax withholding) proceeds related to stock-based compensation	(8.2)	(23.8)
Other	—	(1.6)
Net cash used in financing activities	$(419.8)	$(122.7)

Avery Dennison Corporation
Borrowings and Repayment of Debt
During the first nine months of 2024 and 2023, our commercial paper borrowings were used to fund the repayment of long-term debt, acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In August 2024, we repaid our $300 million of senior notes at maturity using cash flows from operations and commercial paper borrowings.
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9 million, which we used to repay both indebtedness under our commercial paper programs and our $250 million aggregate principal amount of senior notes that matured on April 15, 2023.
Refer to Note 3, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $2.57 per share in the first nine months of 2024 compared to $2.37 per share in the same period last year. In April 2024, we increased our quarterly dividend rate to $0.88 per share, representing an increase of approximately 9% from our previous quarterly dividend rate of $0.81 per share.
Share Repurchases
During the first nine months of 2024 and 2023, we repurchased approximately 0.5 million and 0.7 million shares of our common stock, respectively.
Net (Tax Withholding) Proceeds Related to Stock-based Compensation
During the first nine months of 2024, the number of stock options exercised was approximately 0.1 million. Tax withholding for stock-based compensation was lower in the first nine months of 2024 compared to 2023 primarily due to a lower number of shares vesting.
Long-lived Assets
In the nine months ended September 28, 2024, other intangibles resulting from business acquisitions, net, decreased by approximately $66 million to $783.2 million, primarily reflecting current year amortization expense.
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of September 28, 2024, the balance of our shareholders’ equity was $2.39 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	September 28, 2024
Change in net sales	$(34)
International operations generated approximately 70% of our net sales during the nine months ended September 28, 2024. Our future results are subject to changes in political, social and economic conditions globally and in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first nine months of 2024 compared to the same period last year was primarily related to sales in China.
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

Avery Dennison Corporation
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. Working capital (deficit) (current assets minus current liabilities) as of the third quarter of 2024 decreased by approximately $334 million compared to the third quarter of 2023 primarily due to the reclassification of our €500 million of senior notes due in the first quarter of 2025 and $25 million of medium-term notes due in the second quarter of 2025, partially offset by the repayment of our $300 million of senior notes in August 2024. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the third quarter of 2024 increased compared to the third quarter of 2023.

(In millions, except percentages)	September 28, 2024	September 30, 2023
(A) Working capital (deficit)	$(264.3)	$70.0
Reconciling items:
Cash and cash equivalents	(212.7)	(209.9)
Other current assets	(283.8)	(242.1)
Short-term borrowings and current portion of long-term debt and finance leases	1,116.8	716.0
Accrued payroll and employee benefits and other current liabilities	889.0	763.0
(B) Operational working capital	$1,245.0	$1,097.0
(C) Third-quarter net sales, annualized	$8,733.6	$8,393.2
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	14.3%	13.1%
Accounts Receivable Ratio
The average number of days sales outstanding was 66 days in the third quarter of 2024 compared to 62 days in the third quarter of 2023, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The increase in average number of days sales outstanding was primarily due to the timing of collections and the impact of foreign currency translation.

Inventory Ratio
Average inventory turnover was 6.1 in the third quarter of 2024 compared to 6.5 in the third quarter of 2023, calculated using the annualized third-quarter cost of products sold in 2024 and 2023, respectively, and divided by the inventory balance at quarter-end. The decrease in average inventory turnover was primarily due to the impact of foreign currency translation.
Accounts Payable Ratio
The average number of days payable outstanding was 79 days in the third quarter of 2024 compared to 76 days in the third quarter of 2023, calculated using the accounts payable balance at quarter-end divided by the respective annualized third-quarter cost of products sold. The increase in average number of days payable outstanding primarily reflected the impact of foreign currency translation.
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
The Revolver is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of September 28, 2024 or our prior revolving credit facility as of December 30, 2023.
As of September 28, 2024, we had cash and cash equivalents of $212.7 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of September 28, 2024, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.

Avery Dennison Corporation
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
We are currently considering various sources, including cash flows from operations, commercial paper borrowings and other debt financings, to repay approximately €500 million of senior notes, $25 million of medium-term notes and $5 million of medium-term notes maturing in the first quarter of 2025, second quarter of 2025 and third quarter of 2025, respectively.
Capital from Debt
The carrying value of our total debt decreased by approximately $85 million in the first nine months of 2024 to $3.16 billion, primarily reflecting our repayment of $300 million of senior notes, partially offset by higher commercial paper borrowings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the third quarter of 2024 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(4)(5)
June 30, 2024 – July 27, 2024	70.0	$216.65	70.0	$536.9
July 28, 2024 – August 24, 2024	127.2	209.92	127.2	510.2
August 25, 2024 – September 28, 2024	112.9	218.07	112.9	485.6
Total	310.1	$214.41	310.1	$485.6
(1)The periods shown are our fiscal months during the thirteen-week quarter ended September 28, 2024.
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
(5)Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the third quarter of 2024.

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

October 29, 2024