Form 10-K
period 2024-12-28
Avery Dennison Corp
filed 2025-02-26
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-7685
AVERY DENNISON CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-1492269
(State of Incorporation)	(I.R.S. Employer Identification No.)

8080 Norton Parkway
Mentor, Ohio	44060
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(440) 534-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value	AVY	New York Stock Exchange
1.25% Senior Notes due 2025	AVY25	Nasdaq Stock Market
3.75% Senior Notes due 2034	AVY34	Nasdaq Stock Market
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.5 billion.
Number of shares of common stock, $1 par value, outstanding as of February 22, 2025, the end of the registrant’s most recent fiscal month: 78,994,622.
The following documents are incorporated by reference into the Parts of this Form 10-K indicated below:

Document	Incorporated by reference into:

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2025	Parts III, IV

AVERY DENNISON CORPORATION
FISCAL YEAR 2024 ANNUAL REPORT ON FORM 10-K

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
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impact on underlying demand for our products from global economic conditions, geopolitical uncertainty, and changes in environmental standards, regulations and preferences; (ii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iii) the cost and availability of raw materials; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions.
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide economic, social, geopolitical and market conditions; changes in geopolitical conditions, including those related to trade relations and tariffs, China, the Russia-Ukraine war, the Israel-Hamas war and related hostilities in the Middle East; fluctuations in foreign currency exchange rates; and other risks associated with international operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, laws and regulations, customer preferences; environmental regulations and sustainability trends; the impact of competitive products and pricing; the execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; the financial condition of distributors; outsourced manufacturers; product and service quality claims; restructuring and other cost reduction actions; our ability to generate sustained productivity improvement and our ability to achieve and sustain targeted cost reductions; the timely development and market acceptance of new products, including sustainable or sustainably-sourced products; our investment in development activities and new production facilities; the collection of receivables from customers; and our sustainability and governance practices
•Information Technology – disruptions in information technology systems; cyber security events or other security breaches; and successful installation of new or upgraded information technology systems
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; and the realization of deferred tax assets
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – our ability to obtain adequate financing arrangements and maintain access to capital; credit rating risks; fluctuations in interest rates; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of our intellectual property; the impact of legal and regulatory proceedings, including with respect to compliance and anti-corruption, environmental, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of February 26, 2025. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

PART I
Item 1. BUSINESS
Company Background
Avery Dennison Corporation (“Avery Dennison” or the “Company” and generally referred to as “we” or “us”) was incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became our wholly-owned subsidiary and in connection with which we changed our name to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.
Business Overview and Reportable Segments
We are a global materials science and digital identification solutions company. We are Making PossibleTM products and solutions that help advance the industries we serve, providing branding and information solutions that optimize labor and supply chain efficiency, reduce waste, advance sustainability, circularity and transparency, and better connect brands and consumers. We design and develop labeling and functional materials, radio-frequency identification ("RFID") inlays and tags, software applications that connect the physical and digital, and offerings that enhance branded packaging and carry or display information that improves the customer experience. We serve an array of industries worldwide, including home and personal care, apparel, general retail, e-commerce, logistics, food and grocery, pharmaceuticals and automotive.
We believe that our exposure to diverse and growing markets, the size and scale of operations, our innovation capabilities, productivity culture, and brand strength across our businesses are the primary advantages in maintaining and further developing our competitive position.
Our reportable segments for fiscal year 2024 were Materials Group and Solutions Group. In 2024, our Materials Group and Solutions Group reportable segments comprised approximately 69% and 31%, respectively, of our total net sales.
In 2024, international operations constituted a substantial majority of our business, representing approximately 70% of our net sales. As of December 28, 2024, we operated over 200 manufacturing and distribution facilities and had locations in more than 50 countries.
Materials Group
Our Materials Group is a leading global provider to the pressure-sensitive label and graphics industries. Our innovative products include label materials, graphics and reflective materials and functional bonding materials, like tapes. Our label materials enhance brands' shelf appeal, inform shoppers, advance circularity, increase transparency, help reduce waste and improve operational supply chain efficiency. Our graphics portfolio offers highly engineered products ranging from vehicle wraps to architectural films. Our tapes portfolio includes bonding and functional materials for applications in various industry sectors such as automotive, building and construction and electronics. We leverage the group's materials science capabilities and process engineering expertise to develop and manufacture Intelligent Labels at scale and drive their further adoption through our converter channel access.
Our Materials Group manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label materials and performance tapes products, Avery Dennison®- and Mactac®-brand graphics, and Avery Dennison®-brand reflective products. Materials Group’s business tends not to be seasonal, except for certain outdoor graphics and reflective products.
Pressure-sensitive materials consist primarily of papers, plastic films and metal foils, which are coated with internally-developed and purchased adhesives, and then laminated with specially-coated backing papers and films. They are then sold in roll or sheet form with either solid or patterned adhesive coatings in a wide range of face materials, sizes, thicknesses and adhesive properties.
A pressure-sensitive, or self-adhesive, material is one that adheres to a surface by press-on contact. It generally consists of four layers: a face material, which may be paper, metal foil or plastic film; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive from premature contact with other surfaces that can also serve as a carrier for supporting and dispensing individual labels. When the products are ready for use, the release coating and protective backing are removed, exposing the adhesive so that the label or other face material may be pressed or rolled into place. Because they are easy to apply without the need for adhesive activation, self-adhesive materials can provide cost savings compared to other materials that require heat- or moisture-activated adhesives, while also offering aesthetic and other advantages over alternative technologies.
Label materials are sold worldwide to label converters for labeling, decorating and specialty applications in the food, home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits and logistics market segments. When used in package decoration applications, the visual appeal of self-adhesive materials can help increase sales of the products on which the materials are applied. Self-adhesive materials are also used to convey variable information through various digital triggers, including bar codes, QR codes and RFID inlays, for applications such as shipping labels and weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials, which can be made into labels of varying sizes and shapes.
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
Our larger competitors in label materials include UPM Raflatac, a subsidiary of UPM Corporation; Fedrigoni Self-Adhesives; Lintec Corporation; Flexcon Corporation, Inc.; and an array of smaller regional and local companies. For graphics and reflective products, our largest competitors are 3M Company (“3M”) and the Orafol Group. For performance tapes products, our competitors include 3M; Tesa-SE, a subsidiary of Beiersdorf AG; Nitto Denko Corporation; and numerous regional and specialty suppliers. For fastener products, there are a variety of competitors supplying extruded and injection molded fasteners and fastener attaching equipment. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products, reliable service, product and process innovation, distribution capabilities and brand strength are the primary advantages in maintaining and further developing our competitive position.
Solutions Group
Our Solutions Group is a leading provider of information and branding solutions that cover worldwide marketplace needs ranging from digital identification and data management to branding and embellishment, productivity, pricing and retail media. As a large ultra-high-frequency RFID solutions provider, we empower customers across multiple retail and industry segments, including apparel, logistics, food and grocery and general retail, to connect the physical and digital worlds by enabling a digital identity and life on physical items. Our innovation and data management capabilities, global footprint and market access continuously expand our solutions platform.
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
In the Solutions Group, our primary competitors include Checkpoint Systems, Inc., a subsidiary of CCL Industries Inc.; R-pac International Corporation; SML Group Limited; Arizon RFID Technology Cayman Co Ltd; and Tageos, a subsidiary of Fedrigoni Group. We believe that our product, process and solution innovation, global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions close to where they manufacture, source and sell are the key advantages in maintaining and further developing our competitive position.
Research, Development and Innovation
As a global leader in materials science, we innovate to develop and introduce new products and solutions that help customers solve some of the most complex problems in the industries we serve. Our vision is to leverage the strengths of our Materials and Solutions groups to continue to drive growth within these businesses and lead at the intersection of the physical and digital worlds. Our decades of experience creating solutions for customers and our core capabilities in materials science, engineering and process technology enable us to drive continuous innovation throughout our industries. Our innovation efforts focus on anticipating market and customer challenges and opportunities, and applying technology to address them. Our investment in innovation aims to accelerate growth by developing new products and solutions, expand margins through material re-engineering, and enable customer success by leveraging scalable innovation platforms and delivering sustainability initiatives and advanced technologies.
Many of our new products result from our research and development efforts. These efforts are directed primarily toward developing products, solutions and operating techniques and improving productivity, sustainability and product performance, often in close association with our customers or end users. These efforts provide intellectual property that leverages our research and development relating to materials science, such as adhesives, films, inks and release liners, and process engineering technology, such as coating, laminating and printing technologies in Materials Group. We focus on research projects related to RFID, external embellishments, data and digital solutions and printing technologies in Solutions

Group, in each case for which we have and license a number of patents. Additionally, our research and development efforts include sustainable innovation and design of products that advance the circular economy, reduce materials and waste, use recycled content, and extend product end-of-life or enable product recycling.
Acquisitions and Venture Investments
In addition to our investments to support organic growth, we have pursued complementary and synergistic acquisitions. In 2023, we acquired Silver Crystal Group ("Silver Crystal"), a Canada-based provider of sports apparel customization and application solutions across in-venue, direct-to-business and e-commerce platforms; LG Group, Inc. ("Lion Brothers"), a Maryland-based designer and manufacturer of apparel brand embellishments; and Thermopatch, Inc. ("Thermopatch"), a New York-based manufacturer specializing in labeling, embellishments and transfers for the sports, industrial laundry, workwear and hospitality industries. The aggregate purchase consideration for these acquisitions was approximately $231 million. During 2024, we also made venture investments in three companies developing technological solutions that we believe have the potential to advance our businesses. For information regarding our acquisitions, see Note 2, “Business Acquisitions,” in the Notes to Consolidated Financial Statements. For information regarding our venture investments, see Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements.
Patents, Trademarks and Licenses
The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which we operate.
Human Capital Resources
Our Global Workforce
With approximately 70% of our 2024 net sales originating outside the U.S. and approximately 40% of our net sales originating in emerging markets (Latin America, Eastern Europe, Middle East/Northern Africa, and most countries in Asia Pacific), our employees are located in more than 50 countries to best serve our customers. Approximately 83% of our employees at year-end 2024 were located outside the U.S. and approximately 66% were located in emerging markets.
The charts below show our global employee population by region and operational function. Over 19,000 of our approximately 35,000 employees at year-end 2024, representing approximately 58% of our global workforce, were in Asia Pacific, serving our customers in that region. At that time, approximately 65% of our global workforce worked in the operations of our manufacturing facilities or in positions directly supporting them from other locations.

Workforce by Region
Asia Pacific	58%
North America	21
Europe	17
Latin America	4

Workforce by Function
Operations	65%
Non-Operations	35
Talent & Development
Attracting, developing and retaining highly-skilled talent is critical to our ability to continue delivering sustainable growth. We provide ongoing support and professional development resources to our team members worldwide to ensure that their skills evolve with our business needs, industry trends and human capital management best practices, as well as enable increased productivity, peak performance and career growth. We have robust talent review and succession planning processes that provide individually targeted development opportunities for our team members. We emphasize on-the-job development and coaching, and also provide facilitator-led and direct-access online training, leadership opportunities to execute special projects and, in some cases, cross-functional, cross-regional, or cross-divisional work assignments. In 2024, we introduced an enterprise-wide competency model that provides transparency and clarity around what we expect from our leaders, which will serve as the go-forward foundation of all of our talent practices, from talent selection and retention to individual and career development to succession.

Compensation & Benefits
Our total rewards philosophy is to offer market-based, competitive wages and benefits in the markets where we compete for talent. All of our employees were paid at least the applicable legal minimum wage, and over 99% of our employees were paid above the applicable legal minimum wage, at year-end 2024. Pay is generally positioned around the market median, with variances based on knowledge, skills, years of experience and in line with our pay for performance philosophy. In addition to base wages, our compensation and benefit programs — which vary by region, country and business unit — include short-term incentives (generally paid in cash), long-term incentives (e.g., cash- or stock-based awards), employee benefit and retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, leave of absence and employee assistance programs. We offer the opportunity for flexible work arrangements for most of our office-based workforce to provide them with greater flexibility to balance their work and personal commitments, while ensuring that we meet the needs of our business. Our information technology infrastructure, information security protocols and digital tools support employee efficiency and effectiveness wherever they work.
Pay equity is an important part of our global pay planning and practices. Each year, we engage an independent third party to evaluate pay equity, making merit-based pay adjustments where appropriate. In 2024, we reviewed pay equity (considering total base, annual incentives and long-term incentives) with respect to gender for 93% of our global employee population, and with respect to gender and race/ethnicity for all U.S. employees. We continue to enhance our manager education, tools and processes to provide fair and equitable pay.
Employee Engagement
Because we believe that an engaged workforce promotes retention and minimizes employee turnover, we annually conduct a global employee engagement survey. With a focus on continuous improvement, in 2023 we launched our survey using a more advanced platform providing real-time access to results, improved analytics and ability to connect data throughout the employee experience, more meaningful comparisons to external benchmarks, and ongoing pulse survey capability. We deployed this same platform in 2024, enabling year-over-year comparability of results. Our business and functional teams use the anonymized results of our survey to identify and implement actions to address potential opportunities for improvement. While employee engagement is the result of many factors, we believe strong, encouraging and open leadership, as well as a continued effort to foster a collaborative, supportive culture, leads to strong workforce engagement.
Workforce Health & Safety
Safety is one of our highest priorities, and we continually work to ensure our manufacturing facilities, distribution centers and administrative offices focus on safety, so that anyone working in or visiting one of our locations feels and remains safe from injury. Our global Recordable Incident Rate of 0.21 in 2024 was significantly lower than the Occupational Safety and Health Administration manufacturing industry average of 2.8 in 2023 (the most recent available industry average).
Workplace Culture
We aim to foster an environment where our employees with various skills, experiences and backgrounds can grow and be increasingly productive and innovative, allowing us to benefit from a highly engaged team and attract and retain talent for the benefit of our stakeholders. Our global people-focused strategic pillars include enhancing the experience of our manufacturing employees and making merit and transparency even more foundational to our employee experience. We have a global team that helps advance these priorities in coordination with regional councils and our employee resource groups, which are open to all our team members and provide individuals with shared interests a forum in which to identify ways in which we can improve our employee experience.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. This website address is not intended to function as a hyperlink and the information located there is not, nor should it be considered, part of this report or incorporated by reference into this report. We also make available on the investors section of our website under "Governance Documents" the following documents as currently in effect: (i) Amended and Restated Certificate of Incorporation, as amended; (ii) Amended and Restated Bylaws; (iii) Corporate Governance Guidelines; (iv) Code of Conduct, which applies to our directors, officers and employees; (v) Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (vi) charters of the Audit, Talent and Compensation, Governance and Finance Committees of our Board of Directors; and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge upon written request to our Corporate Secretary, Avery Dennison Corporation, 8080 Norton Parkway, Mentor, Ohio 44060.
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
Risk Related to Our International Operations
The demand for our products is impacted by the effects of, and changes in, worldwide economic, social, geopolitical and market conditions, which have had in the past and could in the future have a material adverse effect on our business.
We have operations in more than 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in geopolitical, social, economic and labor conditions, tax laws, and U.S. and international trade regulations (including tariffs), as well as the impact these changes have on demand for our products. In 2024, approximately 70% of our net sales were produced in international operations.
Macroeconomic developments such as impacts from slower growth in the geographic regions in which we operate; inflation, resulting from, among other things, increased raw material, energy, and freight costs; labor shortages; geopolitical, social, supply chain and other disruptions; epidemics, pandemics or other outbreaks of illness, disease or virus; and uncertainty in the global credit or financial markets could result in a material adverse effect on our business as a result of, among other things, lower consumer spending, fluctuations in foreign currency exchange rates, reduced asset valuations, diminished liquidity and credit availability, volatility in securities prices, and credit rating downgrades.
Tensions remain in trade relations between the U.S. and certain other regions and countries, including Canada, Mexico, China, India and the European Union. The U.S. recently announced intentions to impose a significant tariff on certain goods from Canada and Mexico and a smaller tariff on certain goods from China. Each of these countries announced that they would impose reciprocal tariffs, with Canada and Mexico each agreeing upon certain concessions with the U.S. to temporarily delay the mutual imposition of tariffs. The tariff on certain goods from China has gone into effect, with China imposing reciprocal tariffs, and the amount of these tariffs or the classes of goods on which they are imposed could significantly increase. The U.S. has also indicated that it may impose reciprocal tariffs on goods from other countries or regions. While the impacts on our operations to date have not been significant, our business could be materially adversely impacted by changes in U.S. and non-U.S. trade policies, including potential modifications to existing trade agreements and additional tariffs or restrictions on free trade, impacting our raw materials or finished products. These actions or other developments in international trade relations could have a material adverse effect on our business.
In addition, business and operational disruptions or delays caused by geopolitical, social or economic instability and unrest – such as recent civil, political and economic disturbances in Argentina, Afghanistan, Syria, Iraq, Yemen, Iran, Turkey, North Korea, and Bangladesh and the related impact on global stability, the Russia-Ukraine war, the Israel-Hamas war, terrorist attacks and the potential for other hostilities or natural disasters in various parts of the world – could contribute to a climate of economic and geopolitical uncertainty that could have a material adverse effect on our business. Since the Russia-Ukraine war began in February 2022, we have maintained our position of not shipping products for the Russian market. The impact of the continuing war, as well as any further retaliatory actions taken by Russia, the U.S., the European Union and other jurisdictions, is unknown and could have a material adverse effect on our business. In addition, since the beginning of the Israel-Hamas war in late 2023; our sales in Israel have declined, with sales representing less than 1% of our total net sales in 2024. We have experienced some disruptions in our operations in Israel and the Middle East and implemented plans to address these disruptions, as well as the impacts thereof in Gaza, Lebanon and other areas of the Middle East, while focusing on the continued safety of our Israeli employees and their families. The continued impact of this war and any related hostilities in the Middle East region or elsewhere is unknown and could have a material adverse effect on our business.
We are not able to predict the duration and severity of adverse economic, social, geopolitical or market conditions in the U.S. or other countries.
Foreign currency exchange rates, and fluctuations in those rates, affect our business.
The majority of our net sales in 2024 was denominated in foreign currencies. Our financial results are therefore subject to the impact of currency translation, which may be material. Overall, our foreign currency transaction exposure is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold.
Fluctuations in currency exchange rates, such as the unfavorable impacts associated with the Argentine peso, Chinese renminbi and euro in 2024, may result in a variety of negative effects, including lower net sales, increased costs, lower gross margins, increased allowance for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangible assets. Foreign currency translation decreased our 2024 net sales by approximately $33 million compared to the prior year.

We monitor our foreign currency exposures and sometimes use hedging instruments to mitigate some of our transactional exposure to changes in foreign currencies. The effectiveness of our hedges in part depends on our ability to accurately forecast our future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and volatile foreign currency exchange rates. Our hedging activities may offset only a portion, or none at all, of the material adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the hedges are in place and we may incur significant losses from these activities.
Our strategy includes continuing to grow in emerging markets, which creates greater exposure to unstable geopolitical conditions, civil unrest, economic volatility, and other risks applicable to operating in these regions.
Approximately 40% of our net sales in 2024 originated in emerging markets, which includes countries in Asia Pacific, Latin America, Eastern Europe and Middle East/Northern Africa. The profitable growth of our business in emerging markets is an important part of our long-term growth strategy and our regional results have and can fluctuate significantly based on their economic conditions. Our business operations have been and may continue to be adversely affected by the current and future political environment in China, both relating to in-country changes in laws and regulations or the interpretation thereof, as well as a result of its response to tariffs imposed by the U.S. government on goods imported from China, tariffs imposed by China on U.S. goods, the increasing use of economic sanctions and export control restrictions, and tensions related to Hong Kong and Taiwan.
If we are unable to successfully expand our business in emerging markets or achieve the return on capital we expect from our investments in these countries, our financial performance would be materially adversely affected. In addition to the risks applicable to our international operations, factors that have negatively impacted our operations in these emerging markets from time to time include the less established or reliable legal systems and possible disruptions due to unstable geopolitical conditions, civil unrest or economic volatility. These factors can have a material adverse effect on our business in the affected markets by decreasing consumer purchasing power, reducing demand for our products or increasing our costs.
Our operations and activities outside of the U.S. subject us to risks different from and potentially greater than those associated with our domestic operations.
A substantial portion of our employees and assets are located outside of the U.S. and, in 2024, approximately 70% of our sales was generated outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face in our domestic operations, including changes in foreign geopolitical, regulatory and economic conditions, whether nationally, regionally or locally; changes in foreign currency exchange rates; differing levels of inflation; reduced protection of intellectual property rights; laws and regulations impacting our ability to repatriate foreign earnings; challenges complying with foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations, such as the UK’s Bribery Act of 2010; differences in lending practices; and challenges with complying with applicable export and import control laws and regulations.
Risks Related to Our Business
As a manufacturer, our sales and profitability depend upon the availability and cost of raw materials and energy, which may be subject to significant price fluctuations, and our ability to control or offset increases in raw material and labor costs. Raw material and freight cost increases have impacted our business.
Raw materials represent a significant portion of our costs and a critical element of our profitability. The markets for the raw materials used in our businesses are challenging and can be volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor, freight and energy have occurred in the past, and could recur. In 2021 and 2022, we implemented targeted price increases in our Materials Group reportable segment to address raw material inflation, which began moderating in 2023 and largely stabilized in 2024. If we experience inflationary headwinds in the future, we may implement similar pricing measures. Our performance depends in part on our ability to offset increased raw material costs by raising our selling prices or re-engineering our products.
It is also important for us to obtain timely delivery of materials, equipment, and other resources from suppliers, and to make timely delivery to customers. We may experience supply chain disruptions due to natural and other disasters or other events, or our existing relationships with suppliers could deteriorate or end in the future. While we undertake business continuity planning and take actions to mitigate these disruptions when they occur, such as sourcing from other regions or suppliers, any disruption in our supply chain could have a material adverse effect on our sales and profitability, and any sustained inability to obtain adequate supplies could have a material adverse effect on our business.

We are affected by changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences. If we do not compete effectively or respond appropriately to these changes, it could reduce demand for our products and solutions, or we could lose market share or reduce our selling prices to maintain market share, any of which could materially adversely affect our business.
Growing the proportion of our portfolio in high-value categories that serve markets that are growing faster than gross domestic product, represent large pools of potential profit and leverage our core capabilities is an important part of our long-term growth strategy. High-value products and solutions include our specialty and durable label materials, graphics and reflective solutions, and industrial tapes; intelligent labels that use RFID tags and inlays; shelf-edge pricing, productivity and consumer engagement solutions; and external embellishments. We face the risk that existing or new competitors, which include some of our customers, distributors, and suppliers, will expand in our key market segments or develop new technologies, including in high-value categories, enhancing their competitive position relative to ours. Competitors also may be able to offer products, services, lower prices or other incentives that we cannot or that, to maintain profitability, we may not be able to offer. There can be no assurance that we will be able to compete successfully against current or future competitors or new technologies.
We are also exposed to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases, which are affected by announced price increases, changes in our customer incentive programs, or changes in the customer’s ability to achieve incentive targets. Changes in customers’ preferences for our products can also decrease demand for our products and have a material adverse effect on our business. In our Materials Group reportable segment, as supply chain constraints eased in 2022, customers increased inventory levels following a period of reduced availability. In the fourth quarter of 2022, inventories downstream from our company began to unwind swiftly, resulting in lower demand. This continued in 2023, with volume improving sequentially throughout that year and normalizing in 2024.
We are affected by changes in our markets due to increasing environmental regulations and sustainability trends. If we do not respond appropriately to these changes, it could negatively impact market demand, our market share and pricing, any of which could materially adversely affect our business. Adverse weather conditions and natural disasters, including those related to the impacts of climate change, adversely affect our business.
A substantial amount of our label material is sold for use in plastic packaging in the food, beverage, and home and personal care market segments. In recent years, there has been an accelerated focus on sustainability and transparency in sustainability reporting, with greater concern regarding climate change and single-use plastics, corporate commitments and increasing stakeholder expectations regarding the reuse and recyclability of plastic packaging and recycled content, and increased regulation in multiple geographies regarding the collection, recycling and use of recycled content. Changes in consumer preferences and laws and regulations related to the use of plastics, particularly in Europe and certain states in the United States, presents the risk of reduced demand for certain of our products if customers seek decoration technology alternatives to pressure-sensitive labeling, but also the opportunity for increased demand for our more sustainable products, a significant focus of our research and development and related innovation efforts. We have established strategic innovation platforms and priorities focused, among other things, on delivering products and solutions that advance the circular economy, reduce supply chain waste and address the need for increased recyclability of plastic packaging. We have made substantial investments in our sustainability-driven products, but there can be no assurance that they will be successful, and a significant reduction in the use of plastic packaging could materially adversely affect demand for our products.
Continued growth in sustainability-focused regulation presents an increasing risk to our business. Reporting requirements such as the Corporate Sustainability Reporting Directive and the Corporate Sustainability Due Diligence Directive in Europe and the state of California’s climate reporting requirements are increasing the amount of sustainability disclosures we are required to make, as well as requiring the audit of a greater amount of our sustainability data. Costs to comply with these regulations will continue to grow and any failure to meet the requirements of these regulations could result in fines or other penalties. As part of our efforts to mitigate the impacts of climate change on our business, we engaged a third party to help us assess our physical and transitional risk relative to the recommendations of the Financial Stability Board's Task Force on Climate-Related Financial Disclosures.
The scientific consensus is that emissions of greenhouse gases (“GHG”) are altering our atmosphere in ways that are adversely affecting global climate. There is continuing concern from members of the scientific community and the general public that GHG emissions and other human activities will continue causing significant changes in weather patterns and increase the frequency or severity of extreme weather events, including droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers and our customers, including their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis. Concern regarding climate change has led and is likely to continue leading to increasing demands by legislators and regulators, customers, consumers, investors, employees and non-governmental organizations for companies to reduce their GHG emissions. One of our 2025 sustainability goals is to achieve at least a 3% absolute reduction in our GHG emissions year-over-year and at least a 26% absolute reduction compared to our 2015 baseline by 2025; we have already exceeded the cumulative 2025 GHG emissions reduction goal. As part of our more ambitious 2030 sustainability goals, we are aiming by 2030 to reduce our Scope 1 and 2 GHG emissions by 70% compared to our 2015 baseline and work with our supply chain to reduce Scope 3 GHG emissions. We could face risks to our reputation, investor confidence and market share if we are unable to continue reducing our GHG emissions at levels satisfactory to our stakeholders.
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
To drive our strategies to increase the proportion of our business from high-value categories, enhance our portfolio by growing our existing businesses and expanding into new areas, and accelerate market-driven innovation, we have made acquisitions and are likely to continue acquiring companies. Although we made no acquisitions in 2024, in 2023, we acquired Silver Crystal, Lion Brothers and Thermopatch for aggregate purchase consideration of approximately $231 million. The success of any acquisition depends on the ability of the combined company to realize the anticipated benefits from combining our businesses. Realizing these benefits depends, in part, on maintaining adequate focus on executing the business strategies of the combined company as well as the successful integration of assets, operations, functions and personnel. We continue to evaluate acquisition targets and ensure we have a pipeline of potential opportunities.
Various risks, uncertainties and costs are associated with acquisitions. Effective integration of systems, controls, employees, product lines, market segments, customers, suppliers and production facilities and cost savings can be difficult to achieve and the success of integration activities can be uncertain. While we have not experienced significant issues with our recent acquisitions, if management of our combined company is unable to minimize the potential disruption of the combined company’s ongoing business during the integration process, the anticipated benefits of any acquisition may not be fully realized. In addition, the inability to successfully manage the implementation of appropriate systems, policies, benefits and compliance programs for the combined company could have a material adverse effect on our business. We may not be able to retain key employees of an acquired company or achieve the projected performance targets for the business into which an acquired company is integrated. Both before and after the closing of an acquisition, our business and that of the acquired company may suffer due to uncertainty or diversion of management attention. Future acquisitions could result in increased debt, dilution, liabilities, interest expense, restructuring charges and amortization expenses related to intangible assets. There can be no assurance that acquisitions will be successful, contribute to our profitability or drive accretive returns. Further, we may not be able to identify additional value-accretive acquisition targets that can advance our strategies or be able to successfully execute additional acquisitions in the future.
A significant consolidation of our customer base could negatively impact our business.
A significant consolidation of our customer base could negatively impact our business. While our customer base tends to be highly fragmented, in recent years, some of the converter customers served by our Materials Group reportable segment have consolidated and integrated vertically and some of our largest customers have acquired companies with similar or complementary product lines. Industry consolidation could continue to increase the concentration of our business with our largest customers. Further consolidation may be accompanied by pressure from customers for us to lower our selling prices. While we have been generally successful at managing customer consolidations in the past, increased pricing pressures from our customers could have a material adverse effect on our business.
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
Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. Although we maintain product liability insurance coverage, claims are subject to a deductible or may not be covered under the terms of the policy. In addition to the risk of substantial monetary judgments and penalties that could have a material adverse effect on our business, product liability claims or regulatory actions could result in negative publicity, reputational harm and loss of brand value. We also could be required to recall and possibly discontinue the sale of products deemed to be defective or unsafe, which could result in adverse publicity and significant expense.

Changes in our business strategies and the restructuring of our operations affect our costs and the profitability of our businesses. In addition, our profitability may be materially adversely affected if we generate less productivity improvement from our restructuring and other cost reduction actions than anticipated.
As our business environment changes, we have adjusted and may need to further adjust our business strategies or restructure our operations or particular businesses. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could be unprofitable.
We engage in restructuring actions from time to time to reduce our costs and increase efficiencies. We expended approximately $42 million in 2024 compared to $79 million for restructuring actions in 2023. Our restructuring actions in 2024 related to various locations across our company, primarily in our Solutions Group reportable segment. Our restructuring actions in 2023 included a restructuring plan to further optimize the European footprint of our Materials Group reportable segment. We had incremental savings from restructuring actions, net of transition costs, of approximately $63 million in 2024. As part of our continuous efficiency improvement culture, we intend to continue our efforts to reduce costs, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. The success of these efforts is not assured and targeted savings may not be realized. In addition, cost reduction actions can result in restructuring charges and could expose us to production risk, loss of sales and employee turnover. We cannot provide assurance that we will achieve the intended results of any of our restructuring and other cost reduction actions, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our returns on investments could be lower.
Our ability to develop and successfully market new products and applications impacts our competitive position.
The timely introduction of new products and improvements to current products helps determine our success. Many of our current products are the result of our research and development efforts, for which we expensed $138 million in 2024. These efforts are directed primarily toward developing new products and solutions and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our Materials Group reportable segment. We focus on research projects related to RFID, external embellishments and digital solutions in our Solutions Group reportable segment. Additionally, our research and development efforts include sustainable innovation and design of products that increase the use of recycled content, reduce waste, extend life or enable recycling. Research and development requires innovation and anticipation of market trends, which means that the costs of these expenditures may not be recovered through additional sales. We could focus on products that ultimately are not accepted by customers or end users or we could experience delays in the production or launch of new products that could compromise our competitive position.
Our infrastructure needs impact our business and expenditures.
We continue to invest in our long-term growth and margin expansion plans, with approximately $240 million in capital expenditures, including fixed assets and information technology, in 2024. We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. In recent years, we expanded our Materials Group’s manufacturing capabilities in France, India and Ohio; moved our Solutions Group’s Vietnam business into a new, expanded facility; and made additional investments in both capacity and business development globally for our Intelligent Labels platform, including new facilities in Brazil and consolidated operations in Mexico. In addition, we added capacity through our acquisitions of Silver Crystal, Lion Brothers and Thermopatch in 2023. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, failures in execution, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.
Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.
Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have in the past had to increase the allowance due to, among other things, epidemics, pandemics or other outbreaks of illness, supply chain challenges, regulatory restrictions and inflationary pressures, and in the future may experience losses as a result of our inability to collect some of our accounts receivable. A customer’s financial difficulties are likely to result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. If these developments were to occur widely in our customer base, our inability to collect on our accounts receivable from customers could substantially reduce our cash flows and income and have a material adverse effect on our business.

There is a rapidly evolving awareness and focus from certain stakeholders, including our investors, customers and employees, with respect to our company’s sustainability and governance practices, which could affect our business.
Investor and societal expectations with respect to sustainability or governance matters continue to evolve, with some stakeholders seeking companies to demonstrate progress with respect to environmental stewardship, human capital, corporate governance, support for our communities, and transparency, and other stakeholders suggesting that companies focus on delivering for their stockholders to the exclusion of focus in these other areas. A failure to adequately meet evolving stakeholder expectations and timely comply with competing regulatory requirements at the federal, state and local levels could result in loss of business, diluted market valuation, an inability to attract and retain customers and personnel, increased negative investor sentiment toward us and/or our customers and the diversion of investment to other industries, which could have a negative impact on our stock price and access to and cost of capital.
Risks Related to Information Technology
Significant disruption to the information technology infrastructure that stores our information and runs our operations could materially adversely affect our business.
We rely on the efficient and uninterrupted operation of a large and complex information technology infrastructure to link our global business. Like all information technology systems, ours are susceptible to a number of risks including, but not limited to, damage or interruptions resulting from obsolescence, natural disasters, power failures, human error, viruses, social engineering, phishing, ransomware or other malicious attacks and cybersecurity events. We upgrade and install new systems, which, if installed or programmed incorrectly or on a delayed timeframe, could cause delays or cancellations of customer orders, impede the manufacture or shipment of products, or disrupt the processing of transactions. We have continued to implement measures to mitigate our risk related to system and network disruptions, but if a significant disruption were to occur, we could incur losses and remediation costs that could have a material adverse effect on our business.
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
We maintain information necessary to conduct our business in digital form, which is stored in data centers and on our networks and third-party cloud services, including confidential and proprietary information as well as personal information regarding our customers and employees. The secure maintenance of this information is critical to our operations. Data maintained in digital form and on cloud services is subject to the risk of intrusion, tampering and theft. We develop and maintain systems and processes at significant cost to prevent this from occurring, and conduct ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We experience non-material cybersecurity events each year that are escalated through our documented and tested security incident response plan, and although we have not experienced a significant breach in recent years, the possibility of intrusion, tampering and theft cannot be eliminated entirely. Our information technology and infrastructure are vulnerable to attacks by threat actors or system compromises due to employee error, malfeasance or other disruptions, and the threat landscape remains challenging with our digital business transformation, remote or hybrid employees, the increasing use of artificial intelligence (“AI”), and interconnected supply chains expanding the risk of attack. Threat actors are increasingly leveraging AI for cyberattacks, and our increasing use of AI carries risks related to data security, privacy events, and potential algorithmic bias. These AI risks could lead to operational disruptions, regulatory investigations or actions, data security events and potential financial loss.
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
Breaches or attacks can compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any access, disclosure or loss of information could disrupt our operations, impair our ability to conduct business, result in legal claims or proceedings, damage our reputation, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, substantially limit our ability to fully recover our losses. If the personal information of our customers or employees were to be misappropriated, we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions and our reputation with our customers and employees could be injured, resulting in loss of business or decline in morale. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU, the Personal Information Protection Law in China, the General Data Protection Law in Brazil and the state of California’s Privacy Rights Act – and although we have made reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of a data privacy violation.
Cybersecurity risk and ransomware attacks on companies continue to significantly increase and there can be no assurance that we have fully protected our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and in the cloud) have taken effective precautions, or that we will not experience hacking or intrusion attempts that could have a material adverse effect on our business. In addition to maintaining a comprehensive set of endpoint, network, email and cloud security solutions, we continue to take steps to further improve the security of our networks and systems, including further strengthening authentication; continuing to mature our zero trust architecture and strategy; maturing our operational technology security program; furthering our advanced prevention and detection measures; further enhancing and testing our security incident response plan; upgrading legacy systems to simplify and standardize business processes and applications; implementing more robust cloud security across multiple platforms; adopting AI policies, governance and risk management; continuously improving information technology project and portfolio management discipline; enhancing accountability with more aggressive key performance indicator targets; continuing to mature our data loss prevention framework to protect our critical data, network and site access controls; advancing our user access management program; limiting USB drive access across our company; increasing network segmentation; enhancing our focus on third party risk management; and improving our capabilities based on threat intelligence and the publicized incidents experienced by other companies, as well as ones that we have experienced despite their minimal operational or financial impact to date.
Risks Related to Income Taxes
Changes in our tax rates affect our business.
Our effective tax rate is affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws and regulations or their interpretation. The impact of these changes could materially impact our business.
Legislation implementing changes in taxation of business activities, adoption of other corporate tax policies, or other changes in tax legislation impact our business.
The prevention of base-erosion and tax transparency continue to be high priorities for many tax jurisdictions worldwide. As a result, policies regarding corporate income and other taxes remain under heightened scrutiny globally. Due to the size of our international business activities, any substantial change in corporate tax policies, enforcement activities or legislative or regulatory actions could have a material adverse effect on our business.
Additionally, the U.S. Congress and Presidential administration are currently controlled by the same political party, and have indicated a desire to extend or make permanent certain tax provisions of the 2017 Tax Cuts and Jobs Act, as well as potentially introduce other changes in tax laws and regulations. The timing and impact of such potential changes are uncertain and may materially impact our effective tax rate.
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

Risks Related to Human Capital
For us to remain competitive, deliver on our business strategy and avoid business disruption, it is important to recruit high caliber talent, retain key management and highly-skilled employees and receive high quality service from all outsourced service providers. This includes providing market-competitive compensation and benefits and ensuring an engaged global team.
Competition to recruit and retain critical talent has increased in recent years. Our ongoing productivity efforts and restructuring actions can increase this challenge. When it comes to our outsourced service providers, we have experienced delays or errors and reduced resource availability and manage ongoing risk when it comes to people, processes and software.
Executive succession planning is critical to our long-term success. We experienced several recent key management changes, including the appointments of our President, Materials Group, and Interim Chief Financial Officer in 2024 and our President/Chief Executive Officer and President, Solutions Group in 2023; in each case, the individuals appointed to these positions were long-serving and experienced leaders at our company. While we believe we have appropriate leadership development programs and succession plans in place that are regularly discussed with our Board’s Talent and Compensation Committee, any failure to ensure effective leadership transitions and knowledge transfer involving key management (or other highly-skilled employees) could hinder our strategic planning and execution.
We have various non-U.S. collective labor arrangements, which make us subject to potential work stoppages, as well as union and works council campaigns and other labor disputes, any of which could adversely impact our business.
Work interruptions or stoppages at our company or our suppliers could significantly impact our ability to deliver for our customers. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to reduce labor costs by closing or downsizing manufacturing facilities because of limitations on personnel and salary and other restrictions. A work stoppage at one or more of our facilities, or the facilities of our customers or suppliers, could have a material adverse effect on our business.
In addition, the recent and ongoing geopolitical unrest and weather-related effects of climate change in numerous regions could impact the safety and productivity of our employees. Those impacts could also hinder our ability to recruit and grow our talent pools in the impacted regions/countries.
Risks Related to Our Indebtedness
If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining acceptable short- and long-term financing.
At December 28, 2024, we had approximately $3.15 billion of debt. Our level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Significantly unfavorable changes in our debt leverage position and/or lower credit ratings could negatively impact our ability to issue debt at favorable terms to support our business needs and result in higher financing costs. A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs on commercial paper or alternative funding sources, including our revolving credit facility (the “Revolver”) or other credit facilities. If our access to commercial paper markets were to become limited, we would need to obtain short-term funding under our Revolver, which would result in the same exposure to variable interest rates.
An increase in interest rates adversely affects our business.
In 2024, our average variable-rate borrowings were approximately $400 million. Increases in short-term interest rates directly impact the amount of interest we pay. Fluctuations in interest rates can increase our borrowing costs and have a material adverse effect on our business.
In recent years, the U.S. Federal Reserve and similar monetary policymaking entities around the world significantly raised interest rates in an effort to curb rising inflation across the globe, beginning to modestly reduce rates in 2024. As of December 28, 2024, the U.S. Federal Reserve’s benchmark interest rate was between 4.25% and 4.50%, down from between 5.25% and 5.50% the same time in 2023. When long- and short-term interest rates rise, our borrowing costs increase. Continued increases in interest rates could, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness and negatively impact our business.
Our current and future debt covenants may limit our flexibility.
Our credit facilities and the indentures governing our medium- and long-term notes contain, and any of our future indebtedness likely would contain, restrictive covenants that impose operating and financial restrictions on us. Among other things, these covenants restrict our ability to incur additional indebtedness, incur certain liens on our assets, make certain investments, sell our assets or merge with third parties, or enter into certain transactions. The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations”, ”Capital Resources” of this Annual Report on Form 10-K for more information about this financial covenant. These restrictive covenants and ratios may limit or prohibit us from engaging in certain activities and transactions that may be in our best interest, which could materially adversely affect our business. The failure to comply with these or other covenants governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and result of operations, including cross-defaults to other debt facilities.
Risk Related to Ownership of Our Stock
Our stock price is subject to significant variability.
Changes in our stock price, among other things, affect our access to, or cost of financing from, capital markets, our stock-based compensation arrangements and our effective tax rate. Our stock price, which increased significantly during the second half of 2023 and the first half of 2024 but declined during the second half year of 2024, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance on an absolute basis and relative to peer companies and competitors, as well as market expectations of our performance, the level of perceived growth or profit of our industries, and other company-specific factors, may also materially adversely affect our stock price. There can be no assurance that our stock price will not continue to experience significant variability in the future.
We cannot guarantee that we will continue to repurchase shares of our common stock or pay dividends on our common stock or that repurchases will enhance long-term stockholder value. Changes in our levels of stock repurchases or dividends could affect our stock price and increase its variability.
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, in addition to the amount of shares that were then available for repurchase under our previous Board authorization. In 2024, we repurchased 1.2 million shares of our common stock at an aggregate cost of $247.5 million. As of December 28, 2024, shares of our common stock in the aggregate amount of $346.9 million remained authorized for repurchase under this Board authorization. We repurchase shares through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period. The timing and amount of our repurchases, if any, are subject to our capital allocation strategy as it may evolve from time to time, our view of intrinsic value coupled with a disciplined repurchase grid, market and economic conditions, applicable legal requirements and other relevant factors. We may limit, suspend or discontinue repurchasing shares at any time at our discretion without prior notice.
Paying a sustainable dividend is a key part of our capital allocation strategy. Although we increased our quarterly dividend rate by approximately 9% in April 2024, there can be no assurance that we will maintain this rate or approve further increases in the future. Future dividends are subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue declaring dividends, and our payment of dividends could be suspended or discontinued at any time at our discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate the amount and timing of future dividends based on our operating results, financial condition, capital allocation strategies and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
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
Because our products involve complex technology and chemistry, we are involved from time to time in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. We were party to a litigation, which we settled in 2024, in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products within our Solutions Group reportable segment infringed its patent. For more information on this litigation, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements. If we are held liable for infringement in other matters, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses would be available on commercially reasonable terms or at all. The defense of these claims, whether or not meritorious, or the development of new technologies is costly and diverts the attention of management.

We also have valuable intellectual property upon which third parties may infringe. We seek to protect and restrict access to our intellectual property and proprietary information by relying on the patent, trademark, copyright and trade secret laws of the U.S. and other countries, as well as non-disclosure agreements. However, it may be possible for a third party to obtain our information without our authorization, independently develop similar technologies, or breach a non-disclosure agreement entered into with us. In addition, many of the countries in which we operate do not have intellectual property laws as protective as those in the U.S. The use of our intellectual property by someone else without our authorization could reduce or eliminate certain competitive advantages we have, cause us to lose sales or otherwise harm our business. Further, the costs associated with protecting our intellectual property rights could materially adversely impact our business.
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
We have accrued liabilities for the environmental clean-up of certain sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated, including the ten sites for which U.S. governmental agencies have designated us as a potentially responsible party as of our 2024 fiscal year-end. Because of the uncertainties associated with environmental assessment and remediation activities, the actual expense to remediate currently identified sites could be higher than the liabilities accrued and additional sites could be identified in the future. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements for more information.
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
Risks Related to Other Financial Matters
Our pension assets and liabilities are significant and subject to market, interest and credit risk that may reduce their asset values or increase their liability values, either of which could increase our net pension liability.
Changes in the value of our pension assets, which was approximately $660 million as of December 28, 2024, could materially adversely affect our earnings and cash flows as a result of a decline in the value of our investments due to increases in interest rates or volatility in financial markets. In addition, our pension liabilities, which were approximately $709 million as of December 28, 2024, are subject to interest and inflation risk that may increase their value. We regularly evaluate options to better manage the volatility associated with our pension assets and liabilities and may continue taking actions to reduce the financial volatility associated with our pension liabilities, which could result in significant charges. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio, monitoring our portfolio’s overall risk profile and managing its liability profile, our net pension liability may nevertheless increase.
The actuarial assumptions used for valuation purposes affect our earnings and cash flows. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.
We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our non-U.S. pension plans and other postretirement benefit plans in consultation with outside actuaries. Our pension and projected postretirement benefit expenses and funding requirements increase or decrease as a result of the assumptions we use, including the discount rate, expected long-term rate of return or mortality rates. Because of changing market conditions or changes in participant populations, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement benefit obligations and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date in accordance with applicable government regulations. Our pension funding requirements, and the timing of funding payments, could also be affected by future legislation or regulation. We are implementing plans to comply with the Dutch Pension Act passed in 2023, which requires traditional defined benefit plans to be phased out and transition to defined contribution plans before January 1, 2028. Our Dutch defined benefit plan includes a minimum guaranteed funding ratio that will have to be terminated as part of the transition, for which we will have to compensate the Dutch Pension Fund.
An impairment in the carrying value of goodwill could negatively impact our results of operations and net worth.
Goodwill is initially recorded at fair value and not amortized and is reviewed for impairment annually (or more frequently if impairment indicators are present). As of December 28, 2024, the carrying value of our goodwill was $1.98 billion. In 2024, we determined that the goodwill of our reporting units was not impaired. We review goodwill for impairment by comparing the fair value of a reporting unit to its carrying value, calculating goodwill valuations primarily using an income approach based on the present value of projected future cash flows of each reporting unit. In assessing fair value, we make estimates and assumptions about sales, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events could result in goodwill impairment charges in the future, which could materially adversely affect our business in the periods in which they are made.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management program, which is designed to protect the confidentiality, integrity and availability of our critical systems and information, includes a comprehensive cybersecurity incident response plan.
We design and assess our program based on the ISO 27000 and the National Institute of Standards and Technology (NIST) SP-800 and Cybersecurity Framework. We use these frameworks to help us identify, assess and manage cybersecurity risks relevant to our business and do not intend to suggest that we meet any particular technical standards, specifications or requirements.
Our cybersecurity risk management program complements our overall enterprise risk management program, using similar methodologies and governance processes to identify risks and mitigating strategies.
Our cybersecurity risk management program includes risk assessments designed to help identify potentially material cybersecurity risks to our critical systems, information, products and services, as well as our broader enterprise information technology environment; an information technology security team principally responsible for managing our cybersecurity risk assessment processes, security controls and response to any cybersecurity events; the use of third party experts and service providers, where appropriate, to assess, test and otherwise assist with protecting our security environment; cybersecurity awareness training for our employees and further training for our incident response personnel and senior management; a cybersecurity incident response plan that includes procedures for assessing and coordinating our response to cybersecurity events; and a third-party risk management process for service providers, suppliers and vendors.
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
Cybersecurity Governance
Our Board of Directors (our “Board”) considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee primary responsibility for overseeing our cybersecurity risk management program and engaging with management on cybersecurity and other risks related to our information technology controls and security. Our Information Security Officer (“ISO”) reports directly to our Chief Information Officer (“CIO”), a member of our Company Leadership Team and direct report of our Chief Executive Officer (“CEO”). The CIO and ISO together provide updates and discuss our cybersecurity preparedness with the Audit Committee at least semiannually, which its Chair then reports on to our full Board. Management updates the Audit Committee, if and as needed, regarding any significant cybersecurity events, as well as events that may have had lesser potential impact.
Our cybersecurity leadership team ("CSLT"), which includes leaders accountable for security operations, incident response, risk and compliance, data security, application security, digital solutions security, vulnerability management and operational technology security, is responsible for assessing and managing our risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Information security personnel maintain a variety of technical and managerial security certifications and have broad security experience in manufacturing, finance, software and information technology environments.
The CSLT supervises our efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through a variety of means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and reports from cybersecurity systems deployed in our information technology environment.

Item 2. PROPERTIES
As of December 28, 2024, we operated manufacturing facilities in excess of 100,000 square feet in the reportable segments and locations listed below.
Materials Group

U.S.	Peachtree City, Georgia; Greenfield and Lowell, Indiana; Fairport Harbor, Mentor, Oak Harbor, and Painesville, Ohio; and Mill Hall, Pennsylvania
Non-U.S.
Soignies and Turnhout, Belgium; Vinhedo, Brazil; Guangzhou, Kunshan, and Zhuozhou, China; Champ-sur-Drac, France; Gotha, Germany; Pune and Noida, India; Longford, Ireland; Kibbutz Hanita, Israel; Chungju, South Korea; Rodange, Luxembourg; Bangi, Malaysia; Queretaro, Mexico; Rayong, Thailand; and Cramlington, United Kingdom

Solutions Group

U.S.	Fort Wayne, Indiana; New Century, Kansas; Miamisburg, Ohio; and Nashville, Tennessee
Non-U.S.	Dhaka, Bangladesh; Guangzhou, Nansha, Ningbo, Panyu, Shenzhen, and Suzhou, China; Ancarano, Italy; Kulim, Malaysia; Queretaro, Mexico; and Long An Province, Vietnam
In addition to the manufacturing facilities described above, our other principal facilities include our corporate headquarters and divisional office in Mentor, Ohio and our divisional and corporate offices located in Dallas, Texas; Vinhedo, Brazil; Hong Kong and Kunshan, China; and Oegstgeest, the Netherlands.
We own all of the principal properties identified above, except for the facilities in the following locations, which are leased: New Century, Kansas; Mentor, Ohio; Nashville, Tennessee; Hong Kong, Ningbo, Panyu, Shenzhen and Zhuozhou, China; Kibbutz Hanita, Israel; and Oegstgeest, the Netherlands.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock is listed under the ticker symbol “AVY” on the New York Stock Exchange. We did not sell securities in any unregistered transactions during fiscal year 2024. We have historically paid quarterly cash dividends. Future dividend payments are subject to the approval by our Board of Directors based on our earnings, capital requirements, financial condition and other factors.
We had 3,391 shareholders of record as of December 28, 2024, the last day of our 2024 fiscal year.
Stockholder Return Performance
The graph below compares the cumulative stockholder return on our common stock, including reinvestment of dividends, with the return on the S&P 500 Stock Index, S&P 500 Industrials Index and Dow Jones U.S. Container & Packaging Index, in each case for the five-year period ending December 31, 2024.

Avery Dennison
Dow Jones U.S. Container & Packaging Index
S&P 500 Industrials Index
S&P 500 Index
$200
$180
$160
$140
$120
$100
$80
$60
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024

Total Return Analysis(1)

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Avery Dennison	$100	$121	$171	$145	$165	$155
Dow Jones U.S. Container & Packaging Index	100	121	135	112	120	136
S&P 500 Industrials Index	100	111	135	127	150	176
S&P 500 Index	100	118	152	125	158	197
(1) Assumes $100 invested on December 31, 2019 and reinvestment of dividends.

(b)Not applicable.

(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the fourth quarter of 2024 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(5)
September 29, 2024 – October 26, 2024	105.5	$215.1	105.5	$462.9
October 27, 2024 – November 23, 2024	271.7	203.2	271.7	407.7
November 24, 2024 – December 28, 2024	311.0	195.6	311.0	346.9
Total	688.2	$201.6	688.2	$346.9
(1) The periods shown are our fiscal months during the thirteen-week quarter ended December 28, 2024.
(2) Shares in thousands.
(3) Average price paid per share includes transaction costs to acquire the shares and excludes the non-deductible 1% excise tax on the net value of repurchases imposed under the Inflation Reduction Act of 2022.
(4) In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
(5) Dollars in millions.
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

Non-GAAP Financial Measures	22
Overview and Outlook	23
Analysis of Results of Operations	25
Results of Operations by Reportable Segment	27
Financial Condition	29
Critical Accounting Estimates	34
Recent Accounting Requirements	37
NON-GAAP FINANCIAL MEASURES
We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results prepared in accordance with GAAP. We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparison with the results of competitors for quarters and year-to-date periods, as applicable. Based on feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are also useful to their assessments of our performance and operating trends, as well as liquidity. Reconciliations of our non-GAAP financial measures from the most directly comparable GAAP financial measures are provided in accordance with Regulations G and S-K.
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
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, the currency adjustments for transitional reporting of highly inflationary economies, and the reclassification of sales between segments. Additionally, where applicable, sales change ex. currency is also adjusted for an extra week in our fiscal year and the calendar shift resulting from an extra week in the prior fiscal year. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations.
Our 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025; fiscal years 2026 and beyond will be coincident with the calendar year beginning on January 1 and ending on December 31.
•Organic sales change refers to sales change ex. currency, excluding the estimated impact of acquisitions and product line divestitures.
We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales change from the ongoing activities of our businesses and enhance their ability to evaluate our results from period to period.
•Adjusted free cash flow refers to cash flow provided by operating activities, less payments for property, plant and equipment, less payments for software and other deferred charges, plus proceeds from company-owned life insurance policies, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments, less net cash used for Argentine Blue Chip Swap securities. Where applicable, adjusted free cash flow is also adjusted for certain acquisition-related transaction costs. We believe that adjusted free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases, and acquisitions.

•Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities divided by annualized current quarter net sales. We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets and other current liabilities) that tend to be disparate in amount, frequency or timing, and may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect the underlying trends in our operations.
OVERVIEW AND OUTLOOK
Fiscal Year
Our fiscal years have generally consisted of 52 weeks, with every fifth or sixth fiscal year consisting of 53 weeks; our 2024, 2023 and 2022 fiscal years consisted of 52-week periods ending December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
Subsequent to fiscal year-end 2024, in January 2025, the Audit Committee of our Board of Directors approved a change to our previous 52- or 53-week fiscal year generally ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. Our 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025 and fiscal years 2026 and beyond will begin on January 1 and end on December 31.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	2024	2023
Reported net sales change	5%	(8)%
Foreign currency translation	—	1
Sales change ex. currency(1)	5%	(7)%
Acquisitions	(1)	(1)
Organic sales change(1)	5%	(8)%
(1) Totals may not sum due to rounding.
In 2024, net sales increased on an organic basis primarily due to higher volume, partially offset by the impact of raw material deflation-related price reductions. In 2023, net sales decreased on an organic basis primarily due to lower volume, partially offset by pricing actions.
Net Income
Net income increased from approximately $503 million in 2023 to approximately $705 million in 2024. The primary factors affecting this increase were:
•Higher volume
•Benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs
•The impact of the accrual for a legacy legal matter in the prior year
•Lower restructuring charges
These items were partially offset by the following factors:
•Higher employee-related costs
•Higher provision for income taxes
•The net impact of raw material deflation-related price reductions
Cost Reduction Actions
2025 Actions
In the fourth quarter 2024, we recorded $13.1 million in restructuring charges related to our 2025 actions. These charges consisted of severance and related costs for the reduction of approximately 90 positions, as well as asset impairment charges, at numerous locations across our company, reflecting actions in our Solutions Group reportable segment.

2023 Actions
During 2024, we recorded $28.8 million in restructuring charges, net of reversals, related to our 2023 actions. These charges consisted of severance and related costs for the reduction of approximately 1,280 positions, as well as asset impairment charges, at numerous locations across our company. During 2023, we recorded $49.0 million in restructuring charges, net of reversals, related to these actions. These charges consisted of severance and related costs for the reduction of approximately 1,450 positions, as well as asset impairment charges, at numerous locations across our company.
In the third quarter of 2023, we approved a restructuring plan (the "2023 Plan") to further optimize the European footprint of our Materials Group reportable segment by reducing operations in a manufacturing facility in Belgium. The cumulative charges associated with the 2023 Plan consisted of severance and related costs for the reduction of approximately 210 positions, as well as asset impairment charges. We recorded $30.4 million in 2023 in restructuring charges related to the 2023 Plan. The activities related to the 2023 Plan are expected to be substantially completed by mid-2025.
We realized approximately $63 million and $69 million in savings from restructuring actions, net of transition costs, in 2024 and 2023, respectively, primarily related to our 2023 actions.
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
Accounting Guidance Updates
Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for this information.
Cash Flow

(In millions)	2024	2023	2022
Net cash provided by operating activities	$938.8	$826.0	$961.0
Purchases of property, plant and equipment	(208.8)	(265.3)	(278.1)
Purchases of software and other deferred charges	(31.0)	(19.8)	(20.4)
Proceeds from company-owned life insurance policies	—	48.1	—
Purchases of Argentine Blue Chip Swap securities	(34.2)	—	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—	—
Proceeds from sales of property, plant and equipment	.6	1.0	2.3
Proceeds from insurance and sales (purchases) of investments, net	10.1	1.9	1.9
Payments for certain acquisition-related transaction costs	—	—	.6
Adjusted free cash flow	$699.5	$591.9	$667.3
In 2024, net cash provided by operating activities increased compared to 2023 primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds, partially offset by changes in operational working capital and the settlement payment for the Adasa legal matter. In 2024, adjusted free cash flow increased compared to 2023 primarily due to higher net cash provided by operating activities and lower purchases of property, plant and equipment, partially offset by lower proceeds from company-owned life insurance policies.
Outlook
Certain factors that we believe will contribute to our 2025 results are described below.
•We anticipate net sales to increase, driven by volume growth in both the Solutions Group and Materials Group reportable segments.
•We expect an unfavorable impact to our full-year net sales and operating income from foreign currency translation, based on recent rates.
•We anticipate incremental savings from restructuring actions, net of transition costs.
•We expect our full-year effective tax rate to be in the mid-twenty percent range.
ANALYSIS OF RESULTS OF OPERATIONS
Income before Taxes

(In millions, except percentages)	2024	2023	2022
Net sales	$8,755.7	$8,364.3	$9,039.3
Cost of products sold	6,225.0	6,086.8	6,635.1
Gross profit	2,530.7	2,277.5	2,404.2
Marketing, general and administrative expense	1,415.3	1,313.7	1,330.8
Other expense (income), net	71.6	180.9	(.6)
Interest expense	117.0	119.0	84.1
Other non-operating expense (income), net	(26.7)	(30.8)	(9.4)
Income before taxes	$953.5	$694.7	$999.3
Gross profit margin	28.9%	27.2%	26.6%
Gross Profit Margin
Gross profit margin in 2024 increased compared to 2023 primarily due to benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and higher volume, partially offset by higher employee-related costs.
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
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in 2024 compared to 2023 primarily due to higher employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.
Marketing, general and administrative expense decreased in 2023 compared to 2022 primarily due to benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.

Other Expense (Income), Net

(In millions)	2024	2023	2022
Other expense (income), net by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$35.4	$70.8	$7.6
Asset impairment and lease cancellation charges	6.5	8.6	.1
Other items:
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	16.4	29.9	—
(Gain) loss on venture investments	19.2	1.5	(13.5)
Outcomes of legal matters and settlements, net	(6.2)	64.3	6.3
Transaction and related costs	.3	5.3	.3
(Gain) loss on sales of assets	—	.5	(1.4)
Other expense (income), net	$71.6	$180.9	$(.6)
Refer to Note 13, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information regarding restructuring charges, net of reversals.
Refer to Note 9, “Fair Value Measurements,” to the Consolidated Financial Statements for more information regarding (gain) loss on venture investments.
Refer to Note 8, "Contingencies," and Note 15, “Segment and Disaggregated Revenue Information,” to the Consolidated Financial Statements for more information regarding outcomes of legal matters and settlements, net.
Interest Expense
Interest expense decreased in 2024 compared to 2023 primarily due to a decrease in commercial paper borrowings, partially offset by higher debt balances.
Interest expense increased in 2023 compared to 2022 primarily as a result of higher interest rates on borrowings and higher debt balances.
Other Non-Operating Expense (Income), Net
Other non-operating income decreased in 2024 compared to 2023 due to lower interest income, primarily in Argentina.
Other non-operating income increased in 2023 compared to 2022 due to higher interest income, primarily in Argentina.
Net Income and Earnings per Share

(In millions, except percentages and per share amounts)	2024	2023	2022
Income before taxes	$953.5	$694.7	$999.3
Provision for income taxes	248.6	191.7	242.2
Net income	$704.9	$503.0	$757.1
Net income per common share	$8.77	$6.23	$9.28
Net income per common share, assuming dilution	8.73	6.20	9.21
Effective tax rate	26.1%	27.6%	24.2%
Provision for Income Taxes
Our effective tax rate in 2024 decreased compared to 2023 primarily due to lower non-deductible expenses resulting from the impact of the Argentine peso remeasurement loss and lower tax charges from the recognition of uncertain tax positions in certain foreign jurisdictions, partially offset by higher tax charges from valuation allowances. Our effective tax rate in 2023 increased compared to 2022 primarily due to higher non-deductible expenses resulting from the impact of the Argentine peso remeasurement loss, higher tax charges from the recognition of uncertain tax positions in certain foreign jurisdictions, and lower U.S. federal return-to-provision benefits.

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
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT
During the fourth quarter of 2024, we modified our segment performance measure to exclude other expense (income), net. These changes align with how our CODM evaluates segment performance and allocates resources. Prior periods have been conformed to the current period presentation. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense, other non-operating expense (income), net; and other items.
Refer to Note 15, “Segment and Disaggregated Revenue Information,” to the Consolidated Financial Statements for more information.
Materials Group

(In millions)	2024	2023	2022
Net sales including intersegment sales	$6,175.8	$5,968.4	$6,632.2
Less intersegment sales	(162.8)	(157.1)	(137.1)
Net sales	$6,013.0	$5,811.3	$6,495.1
Segment adjusted operating income(1)	924.7	789.2	845.9
(1) Segment adjusted operating income excluded charges associated with restructuring actions and related costs in all years, loss on venture investment in 2024, losses from Argentine peso remeasurement and Blue Chip Swap transactions and outcomes of legal matters and settlements, net, in 2024 and 2023, loss on sale of assets in 2023, and gain on venture investment in 2022. These items were included in "Other expense (income), net."	$40.4	$88.3	$(13.4)
Net Sales
The factors impacting reported net sales change are shown in the table below.

	2024	2023
Reported net sales change	4%	(11)%
Foreign currency translation	—	—
Sales change ex. currency(1)	4	(10)
Organic sales change(1)	4%	(10)%
(1) Totals may not sum due to rounding.
In 2024, net sales increased on an organic basis compared to the prior year due to higher volume, partially offset by the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by low single digit rates in North America and Western Europe and a high single digit rate in emerging markets.
In 2023, net sales decreased on an organic basis compared to the prior year due to lower volume driven primarily by inventory destocking, partially offset by the impact of pricing actions. On an organic basis, net sales decreased by a low double-digit rate in North America, a high teens rate in Western Europe and a high single digit rate in emerging markets.
Segment Adjusted Operating Income
Segment adjusted operating income increased in 2024 compared to the same period in 2023 primarily due to higher volume and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and the net impact of pricing and raw material input costs.
Segment adjusted operating income decreased in 2023 compared to the same period in 2022 primarily due to lower volume, partially offset by benefits from productivity initiatives, including temporary cost-saving actions, material re-engineering and savings from restructuring actions, net of transition costs, and the net impact of pricing and raw material input costs.

Solutions Group

(In millions)	2024	2023	2022
Net sales including intersegment sales	$2,795.0	$2,588.5	$2,581.6
Less intersegment sales	(52.3)	(35.5)	(37.4)
Net sales	$2,742.7	$2,553.0	$2,544.2
Segment adjusted operating income(1)	289.3	252.0	310.1
(1) Segment adjusted operating income excluded charges associated with restructuring actions, outcomes of legal matters and settlements, net, and transaction and related costs in all years, loss on venture investments in 2024 and 2023, and gain on sales of assets in 2022. These items were included in "Other expense (income), net."	$30.8	$86.3	$7.8
Net Sales
The factors impacting reported net sales change are shown in the table below.

	2024	2023
Reported net sales change	7%	—%
Foreign currency translation	1	2
Sales change ex. currency(1)	8	2
Acquisitions	(2)	(3)
Organic sales change(1)	6%	(1)%
(1) Totals may not sum due to rounding.
In 2024, on an organic basis, net sales increased by a low single digit rate in high-value categories and a low-double digit rate in the base business compared to the prior year. Company-wide, on an organic basis, sales of intelligent labels increased by a high single digit rate compared to the prior year.
In 2023, on an organic basis, net sales increased by a high single digit rate in high-value categories and decreased by a low double-digit rate in the base business compared to the prior year. Company-wide, on an organic basis, sales of intelligent labels increased by a low double-digit rate compared to the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income increased in 2024 compared to 2023 primarily due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.
Segment adjusted operating income decreased in 2023 compared to 2022 primarily due to higher employee-related costs, lower volume, growth investments and the impact of unfavorable foreign currency translation, partially offset by benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs.

FINANCIAL CONDITION
Liquidity
Operating Activities

(In millions)	2024	2023	2022
Net income	$704.9	$503.0	$757.1
Depreciation	197.1	187.4	177.4
Amortization	115.1	111.0	113.3
Provision for credit losses and sales returns	47.4	49.9	50.1
Stock-based compensation	28.7	22.3	47.4
Deferred taxes and other non-cash taxes	(18.5)	(24.4)	18.4
Other non-cash expense and loss (income and gain), net	67.2	37.1	23.5
Trade accounts receivable	(107.3)	(16.7)	(22.1)
Inventories	(90.7)	111.7	(140.7)
Accounts payable	106.7	(87.6)	68.2
Taxes on income	40.2	(18.7)	18.9
Other assets	(48.0)	37.7	15.3
Other liabilities	(104.0)	(86.7)	(165.8)
Net cash provided by operating activities	$938.8	$826.0	$961.0
In 2024, cash flow provided by operating activities increased compared to 2023 primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds, partially offset by changes in operational working capital and the settlement payment for the Adasa legal matter.
In 2023, cash flow provided by operating activities decreased compared to 2022 primarily due to lower net income and higher tax payments, net of refunds, partially offset by changes in operational working capital and lower incentive compensation payments.
Investing Activities

(In millions)	2024	2023	2022
Purchases of property, plant and equipment	$(208.8)	$(265.3)	$(278.1)
Purchases of software and other deferred charges	(31.0)	(19.8)	(20.4)
Proceeds from company-owned life insurance policies	—	48.1	—
Purchases of Argentine Blue Chip Swap securities	(34.2)	—	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—	—
Proceeds from sales of property, plant and equipment	.6	1.0	2.3
Proceeds from insurance and sales (purchases) of investments, net	10.1	1.9	1.9
Proceeds from sale of venture investment	—	—	1.1
Payments for acquisitions, net of cash acquired, and venture investments	(3.8)	(224.9)	(39.5)
Net cash used in investing activities	$(243.1)	$(459.0)	$(332.7)

Purchases of Property, Plant and Equipment
In 2024, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including China and Malaysia, the U.S. and certain countries in Latin America, primarily Mexico; in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S., and certain countries in Europe, primarily France, and Asia Pacific, primarily China. In 2023, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, primarily Malaysia, the U.S. and certain countries in Latin America, primarily Mexico; in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S. and certain countries in Europe, primarily France, and Asia Pacific, primarily China. In 2022, in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including Malaysia, China and Vietnam, and the U.S.; in our Materials Group reportable segment, we primarily invested in buildings and equipment in the U.S. and certain countries in Europe, primarily France, and Latin America, primarily Brazil.
Purchases of Software and Other Deferred Charges
In 2024, 2023 and 2022, we invested in information technology upgrades worldwide.
Proceeds from Company-Owned Life Insurance Policies
In 2023, we utilized approximately $48 million of the cash surrender value available under our company-owned life insurance policies.
Purchases and Proceeds from Argentine Blue Chip Swap Securities
In 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million. Refer to Note 16, “Supplemental Financial Information,” to the Consolidated Financial Statements for more information.
Proceeds from Insurance and Sales (Purchases) Investments, net
In 2024, we received approximately $8 million of insurance proceeds for losses related to damaged property, plant and equipment.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
We paid consideration, net of cash acquired, of approximately $223 million for the 2023 Acquisitions and $30 million for the acquisitions we completed in 2022. We funded the 2023 Acquisitions and the acquisitions we completed in 2022 using cash and commercial paper borrowings. We also made certain venture investments in 2024, 2023 and 2022.
Refer to Note 2, “Business Acquisitions,” to the Consolidated Financial Statements for more information.
Financing Activities

(In millions)	2024	2023	2022
Net increase (decrease) in borrowings with maturities of three months or less	$(269.0)	$(36.6)	$34.6
Additional long-term borrowings	539.2	394.9	—
Repayments of long-term debt and finance leases	(308.1)	(255.9)	(6.3)
Dividends paid	(277.5)	(256.7)	(238.9)
Share repurchases	(247.5)	(137.5)	(379.5)
Net (tax withholding) proceeds related to stock-based compensation	(8.4)	(23.8)	(25.1)
Other	(4.8)	(1.6)	—
Net cash used in financing activities	$(576.1)	$(317.2)	$(615.2)
Borrowings and Repayment of Debt
During 2024, 2023 and 2022, our commercial paper borrowings funded various activities, including repayments of long-term debt, acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.

In November 2024, we issued €500 million of senior notes, due November 4, 2034, which bear an interest rate of 3.750% per year, payable annually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were approximately €495 million ($539 million), which we intend to use to repay our €500 million of senior notes maturing in March 2025 and for general corporate purposes.
In August 2024, we repaid our $300 million of senior notes at maturity using cash flows from operations and commercial paper borrowings.
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9 million, which we used to repay indebtedness under our commercial paper programs and our $250 million of senior notes that matured on April 15, 2023.
Refer to Note 4, "Debt" to the Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends per share of $3.45, $3.18 and $2.93 in 2024, 2023 and 2022, respectively. In April 2024, we increased our quarterly dividend rate to $0.88 per share, representing an increase of approximately 9% from our previous quarterly dividend rate of $0.81 per share. In April 2023, we increased our quarterly dividend to $0.81 per share, representing an increase of approximately 8% from our previous dividend rate of $0.75 per share.
Share Repurchases
From time to time, our Board authorizes the repurchase of shares of our outstanding common stock. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes. In 2024, 2023 and 2022, we repurchased approximately 1.2 million, 0.8 million and 2.2 million shares of our common stock, respectively.
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to any amount outstanding under our previous Board authorization. Shares of our common stock in the aggregate amount of $346.9 million remained authorized for repurchase under this Board authorization as of December 28, 2024. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Net (Tax Withholding) Proceeds Related to Stock-Based Compensation
Approximately 0.1 million stock options were exercised in 2024, resulting in proceeds of approximately $10 million. Refer to Note 12, “Long-Term Incentive Compensation,” to the Consolidated Financial Statements for more information.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Property, plant and equipment, net, decreased by approximately $39 million to $1.59 billion at year-end 2024, which primarily reflected depreciation expense and the impact of foreign currency translation, partially offset by purchases of property, plant and equipment.
Goodwill decreased by approximately $37 million to $1.98 billion at year-end 2024, which primarily reflected the impact of foreign currency translation.
Other intangibles resulting from business acquisitions, net, decreased by approximately $94 million to $755.3 million at year-end 2024, primarily reflecting current year amortization expense.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the Consolidated Financial Statements for more information.
Other assets increased by approximately $88 million to $897.3 million at year-end 2024, primarily reflecting higher capitalized implementation costs associated with our cloud computing arrangements and higher operating lease assets.
Long-term Retirement Benefits and Other Liabilities
Other long-term retirement benefits and other liabilities decreased by approximately $66 million to $434.6 million at year-end 2024, primarily reflecting the settlement payment for the Adasa legal matter.
Shareholders’ Equity Accounts
The balance of our shareholders’ equity increased by approximately $184 million to $2.31 billion at year-end 2024. Refer to Note 11, “Supplemental Equity and Comprehensive Income Information,” to the Consolidated Financial Statements for more information.

Impact of Foreign Currency Translation

(In millions)	2024	2023
Change in net sales	$(33)	$(58)
In 2024, international operations generated approximately 70% of our net sales. Our future results are subject to changes in geopolitical, social and economic conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange rates.
The unfavorable impact of foreign currency translation on net sales in 2024 compared to 2023 was primarily related to sales in China and Brazil, partially offset by the favorable impact of euro-denominated sales.
Effect of Foreign Currency Transactions
The impact on net income from foreign currency transactions is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold. In addition, to reduce our income and cash flow exposure to transactions in foreign currencies, we enter into foreign currency exchange forward, option and swap contracts where available and appropriate. Refer to Note 5, “Financial Instruments,” to the Consolidated Financial Statements for more information.
During 2024 and 2023, the Argentine peso devalued significantly compared to the U.S. dollar, resulting in remeasurement losses of approximately $16 million and $30 million, respectively, which was included in "Other expense (income), net" in the Consolidated Statements of Income. The 2024 losses included Blue Chip Swap transactions that resulted in losses of approximately $10 million. Refer to Note 16, “Supplemental Financial Information,” to the Consolidated Financial Statements for more information.
Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the factors impacting our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in 2024 was comparable with 2023. Further information regarding the components of operational working capital is provided below.

(In millions, except percentages)	2024	2023
(A)Working capital	$216.1	$96.5
Reconciling items:
Cash and cash equivalents	(329.1)	(215.0)
Other current assets	(305.3)	(245.4)
Short-term borrowings and current portion of long-term debt and finance leases	592.3	622.2
Current income taxes payable and other current accrued liabilities	929.6	800.2
(B)Operational working capital	$1,103.6	$1,058.5
(C)Fourth-quarter net sales, annualized	$8,742.8	$8,442.0
Operational working capital, as a percentage of annualized current-quarter net sales (B) ÷ (C)	12.6%	12.5%
Accounts Receivable Ratio
The average number of days sales outstanding was 61 days in both 2024 and 2023, calculated using the accounts receivable balance at year-end divided by the average daily sales in the fourth quarter of 2024 and 2023, respectively.
Inventory Ratio
Average inventory turnover was 6.4 in 2024 compared to 6.6 in 2023, calculated using the annualized fourth-quarter cost of products sold in 2024 and 2023, respectively, and divided by the inventory balance at the respective year-end. The decrease in average inventory turnover primarily reflected higher inventory balances, partially offset by the impact of foreign currency translation.

Accounts Payable Ratio
The average number of days payable outstanding was 77 days in both 2024 and 2023, calculated using the accounts payable balance at year-end divided by the annualized fourth-quarter cost of products sold in 2024 and 2023, respectively.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our revolving credit facility (the "Revolver"). We use these resources to fund our operational needs.
At year-end 2024, we had cash and cash equivalents of $329.1 million held in accounts at third-party financial institutions in numerous locations throughout the world. At year-end 2024, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region.
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
In June 2024, we entered into a Credit Agreement (the "Credit Agreement") related to our Revolver to borrow up to an aggregate of $1.2 billion through its maturity date of June 26, 2029. The Revolver refinanced the prior revolving credit facility under the Fifth Amended and Restated Credit Agreement dated as of February 13, 2020, as amended. Pursuant to the Credit Agreement, the commitments under the Revolver may be increased by up to $600 million, subject to lender approvals and customary requirements. Under certain circumstances, we may request that the commitments under the Revolver be extended for one-year periods in accordance with the terms and conditions of the Credit Agreement. We use the Revolver as a back-up facility for our commercial paper program and for other corporate purposes.
The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio (calculated as a ratio of consolidated debt minus unrestricted cash and cash equivalents in excess of $50 million to consolidated EBITDA as defined in the agreement) of not more than 3.50 to 1.00; provided that, in the event of an acquisition by us that exceeds $250 million, the maximum leverage ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition occurs and the three fiscal quarters immediately following that fiscal quarter. As of December 28, 2024, our ratio was substantially below the maximum ratio allowed by the Revolver. As of December 30, 2023, our ratio was substantially below the maximum rate allowed by our previous revolving credit facility.
In addition to the Revolver, we have short-term lines of credit available in various countries of approximately $261 million in the aggregate at December 28, 2024. These lines may be cancelled at any time by us or the issuing banks. Borrowings under our short-term lines of credit were not material as of December 28, 2024 and December 30, 2023.
We are exposed to financial market risk resulting from changes in interest and foreign currency exchange rates, and to possible liquidity and credit risks of our counterparties.
We currently anticipate using the net proceeds from the €500 million of senior notes we issued in the fourth quarter of 2024, cash flows from operations and commercial paper borrowings to repay €500 million of senior notes, $25 million of medium-term notes and $5 million of medium-term notes maturing in the first, second and third quarters of 2025, respectively.
Capital from Debt
The carrying value of our total debt decreased by approximately $92 million to $3.15 billion at year-end 2024 from year-end 2023, primarily due to the repayment of our $300 million of senior notes that matured in August 2024, a net decrease in commercial paper borrowings and the revaluation of our euro-denominated senior notes, partially offset by our issuance of €500 million of senior notes in November 2024.
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

Fair Value of Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given their short duration. The fair value of our total debt was $3.01 billion at December 28, 2024 and $3.11 billion at December 30, 2023. Fair value amounts were determined based primarily on Level 2 inputs. Refer to Note 1, “Summary of Significant Accounting Policies,” for more information.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Material Cash Requirements at End of Year 2024
We have short- and long-term material cash requirements related to our contractual obligations that arise in the normal course of business. In addition to principal and interest payments on our outstanding debt obligations, our contractual obligations primarily consist of lease payments.
Refer to Note 4, "Debt," to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of December 28, 2024. Future interest payments for long-term debt as of December 28, 2024 are approximately $106 million in 2025; $97 million in 2026; $97 million in 2027; $97 million in 2028; $73 million in 2029; and $243 million from 2030 through maturity.
Refer to Note 7, "Commitments and Leases," to the Consolidated Financial Statements for a summary of our lease obligations as of December 28, 2024.
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
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information regarding our unrecognized tax benefits of approximately $81 million.
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
Goodwill
Business combinations are accounted for using the acquisition method, with the excess of the acquisition cost over the fair value of acquired net tangible assets and identified intangible assets considered goodwill. As a result, we disclose goodwill separately from other intangible assets. Our reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics.
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
In consultation with outside specialists, we estimate the fair value of our reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including a reporting unit's forecasted sales, operating margins and growth rates, as well as discount rates. Our assumptions about discount rates are based on the weighted average cost of capital for comparable companies. Our assumptions about sales, operating margins and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. We also make assumptions for varying perpetual growth rates for periods beyond our long-term business plan period. We base our fair value estimates on projected financial information and assumptions that we believe are reasonable. However, actual future results may differ materially from these estimates and projections. The valuation methodology we use to estimate the fair value of reporting units requires inputs and assumptions that reflect current market conditions, as well as the impact of planned business and operational strategies that require management judgment. The estimated fair value could increase or decrease depending on changes in the inputs and assumptions.
In our annual impairment test in the fourth quarter of 2024, the goodwill of all reporting units in our Materials Group and Solutions Group reportable segments were tested utilizing a qualitative assessment. Based on this assessment, we determined that the fair values of these reporting units were more-likely-than-not greater than their respective carrying values. Therefore, the goodwill of our reporting units was not impaired.
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
Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis to marketing, general and administrative expense over their respective estimated useful lives.
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
Discount Rate
In consultation with our actuaries, we annually review and determine the discount rates to use in valuing our postretirement obligations. The assumed discount rates for our non-U.S. pension plans reflect market rates for high quality corporate bonds currently available. Our discount rates are determined by evaluating yield curves consisting of large populations of high quality corporate bonds. The projected pension benefit payment streams are then matched with the bond portfolios to determine a rate that reflects the liability duration unique to our pension and postretirement benefit plans. As of December 28, 2024, a 0.25% increase in the discount rates associated with our non-U.S. plans would have decreased our year-end projected benefit obligation by approximately $27 million and would not have a significant impact on expected periodic benefit cost for the coming year. Conversely, a 0.25% decrease in the discount rates associated with our non-U.S. plans would have increased our year-end projected benefit obligation by approximately $27 million and would not have a significant impact on expected periodic benefit cost for the coming year.
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

Long-term Return on Plan Assets
We determine the long-term rate of return assumption for plan assets by reviewing the historical and expected returns of both the equity and fixed income markets, taking into account our asset allocation, the correlation between returns in our asset classes, and our mix of active and passive investments. Additionally, current market conditions, including interest rates, are evaluated and market data is reviewed for reasonableness and appropriateness. An increase or decrease of 0.25% on the long-term return on assets associated with our non-U.S. plans would have decreased or increased our expected periodic benefit cost for the coming year by approximately $2 million.
Taxes Based on Income
Because we are subject to income tax in the U.S. and multiple foreign jurisdictions, judgment is required in evaluating and estimating our worldwide provision for income taxes, accruals for taxes, deferred taxes and tax positions. Our provision for income taxes is determined using the asset and liability approach in accordance with GAAP. Under this approach, deferred tax assets represent amounts available to reduce income taxes payable in future years. These assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses and tax credit carryforwards. These amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We evaluate the realizability of these future tax deductions and credits by assessing the period over which recoverability is allowed by law and the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Our assessment of these sources of income relies heavily on estimates. Our forecasted earnings by jurisdiction are determined by how we operate our business and any changes to our operations may affect our effective tax rate. For example, our future income tax rate could be adversely affected by earnings being lower than anticipated in jurisdictions in which we have significant deferred tax assets that are dependent on such earnings to be realized. We use our historical experience and operating forecasts to evaluate expected future taxable income. To the extent we do not consider it more-likely-than-not that a deferred tax asset will be recovered, a valuation allowance is established in the period we make that determination.
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
We determine the fair value of RSUs and the component of PUs that is subject to the achievement of a performance objective based on a financial performance condition based on the fair market value of our common stock as of the date of the grant, adjusted for foregone dividends. Over the performance period of the PUs, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the target performance objectives established for the award.
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
Our objective in managing our exposure to foreign currency changes is to reduce the risk to our earnings and cash flow associated with foreign currency exchange rate changes. As a result, we enter into foreign currency exchange forward, option and swap contracts to reduce risks associated with the value of our existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs, when available and appropriate. The gains and losses on these contracts are intended to offset changes in the related exposures. We do not hedge our foreign currency translation exposure in a manner that would entirely eliminate the effects of changes in foreign currency exchange rates on our net income.
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
In both 2024 and 2023, the VAR was estimated using a variance-covariance methodology. The currency correlation was based on one-year historical data obtained from one of our domestic banks. A 95% confidence level was used for a one-day time horizon.
The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was not significant at year-end 2024 or 2023.
Interest Rate Sensitivity
An assumed 44 and 41 basis point increase in interest rates affecting our variable-rate borrowings (10% of our weighted average interest rate on floating rate debt) in 2024 and 2023, respectively, would not have had a significant impact on interest expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Avery Dennison Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Avery Dennison Corporation and its subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition from Certain Product Revenue
As described in Notes 1 and 15 to the consolidated financial statements, revenue is recognized for an amount that reflects the consideration which is expected from the sale of products when the Company satisfies a performance obligation by transferring control of products to a customer. Management considers a number of factors in determining when control has been transferred to a customer, including the following: (i) the Company’s present right to payment; (ii) the customer’s legal title to the asset; (iii) physical possession of the asset; (iv) the customer’s significant risks and rewards of ownership of the asset; and (v) the customer’s acceptance of the asset. Control generally transfers to a customer upon shipment or delivery, depending on the specific terms of sale with the customer. The Company’s consolidated net sales were $8,755.7 million for the year ended December 28, 2024, of which a majority relates to certain product revenue in the Company’s Materials Group and Solutions Group reportable segments.
The principal consideration for our determination that performing procedures relating to revenue recognition from certain product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain product revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of certain product revenue for an amount that reflects the consideration which is expected from the sale of products when the Company satisfies a performance obligation. These procedures also included, among others (i) testing certain product revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as purchase orders, invoices, contracts, proof of shipment or delivery, and subsequent payment receipts; (ii) testing certain product revenue transactions by developing an independent expectation of revenue and comparing the independent expectation to the amount recorded; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of December 28, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2025
We have served as the Company’s auditor since at least 1960, which were the Company’s first financial statements subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or a predecessor company.

Consolidated Balance Sheets

(Dollars in millions, except per share amount)	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$329.1	$215.0
Trade accounts receivable, less allowances of $29.0 and $34.4 at year-end 2024 and 2023, respectively	1,466.2	1,414.9
Inventories	978.1	920.7
Other current assets	305.3	245.4
Total current assets	3,078.7	2,796.0
Property, plant and equipment, net	1,586.7	1,625.8
Goodwill	1,976.2	2,013.6
Other intangibles resulting from business acquisitions, net	755.3	849.1
Deferred tax assets	110.0	115.7
Other assets	897.3	809.6
Total assets	$8,404.2	$8,209.8

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$592.3	$622.2
Accounts payable	1,340.7	1,277.1
Accrued payroll and employee benefits	288.9	213.4
Accrued trade rebates	157.9	142.4
Income taxes payable	74.7	57.6
Other current liabilities	408.1	386.8
Total current liabilities	2,862.6	2,699.5
Long-term debt and finance leases	2,559.9	2,622.1
Long-term retirement benefits and other liabilities	434.6	500.3
Deferred tax liabilities and income taxes payable	234.8	260.0
Commitments and contingencies (see Notes 7 and 8)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at year-end 2024 and 2023; issued – 124,126,624 shares at year-end 2024 and 2023; outstanding – 79,800,396 and 80,495,585 shares at year-end 2024 and 2023, respectively	124.1	124.1
Capital in excess of par value	840.6	854.5
Retained earnings	5,151.2	4,691.8
Treasury stock at cost, 44,326,228 and 43,631,039 shares at year-end 2024 and 2023, respectively	(3,347.5)	(3,134.4)
Accumulated other comprehensive loss	(456.1)	(408.1)
Total shareholders’ equity	2,312.3	2,127.9
Total liabilities and shareholders' equity	$8,404.2	$8,209.8
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

(In millions, except per share amounts)	2024	2023	2022
Net sales	$8,755.7	$8,364.3	$9,039.3
Cost of products sold	6,225.0	6,086.8	6,635.1
Gross profit	2,530.7	2,277.5	2,404.2
Marketing, general and administrative expense	1,415.3	1,313.7	1,330.8
Other expense (income), net	71.6	180.9	(.6)
Interest expense	117.0	119.0	84.1
Other non-operating expense (income), net	(26.7)	(30.8)	(9.4)
Income before taxes	953.5	694.7	999.3
Provision for income taxes	248.6	191.7	242.2
Net income	$704.9	$503.0	$757.1

Per share amounts:
Net income per common share	$8.77	$6.23	$9.28
Net income per common share, assuming dilution	$8.73	$6.20	$9.21

Weighted average number of shares outstanding:
Common shares	80.4	80.7	81.6
Common shares, assuming dilution	80.7	81.1	82.2
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

(In millions)	2024	2023	2022
Net income	$704.9	$503.0	$757.1
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Translation gain (loss)	(46.9)	(14.6)	(96.6)
Pension and other postretirement benefits:
Net gain (loss) recognized from actuarial gain/loss and prior service cost/credit	(1.3)	(25.2)	6.3
Reclassifications to net income	.8	(1.0)	2.8
Cash flow hedges:
Gain (loss) recognized on cash flow hedges	(5.4)	(7.0)	4.9
Reclassifications to net income	2.8	3.7	1.5
Fair value hedges:
Changes in excluded components of fair value hedges	2.0	—	—
Other comprehensive income (loss), net of tax	(48.0)	(44.1)	(81.1)
Total comprehensive income, net of tax	$656.9	$458.9	$676.0
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except per share amounts)	Common stock, $1 par value	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance as of January 1, 2022	$124.1	$862.3	$3,880.7	$(2,659.8)	$(282.9)	$1,924.4
Net income	—	—	757.1	—	—	757.1
Other comprehensive income (loss), net of tax	—	—	—	—	(81.1)	(81.1)
Repurchase of 2,173,416 shares for treasury	—	—	—	(379.5)	—	(379.5)
Issuance of 223,676 shares under stock-based compensation plans	—	17.0	(4.4)	10.6	—	23.2
Contribution of 153,803 shares to 401(k) plan	—	—	20.1	6.9	—	27.0
Dividends of $2.93 per share	—	—	(238.9)	—	—	(238.9)
Balance as of December 31, 2022	$124.1	$879.3	$4,414.6	$(3,021.8)	$(364.0)	$2,032.2
Net income	—	—	503.0	—	—	503.0
Other comprehensive income (loss), net of tax	—	—	—	—	(44.1)	(44.1)
Repurchase of 780,721 shares for treasury	—	—	—	(137.5)	—	(137.5)
Issuance of 297,885 shares under stock-based compensation plans	—	(24.8)	8.9	16.5	—	.6
Contribution of 168,404 shares to 401(k) plan	—	—	22.0	8.4	—	30.4
Dividends of $3.18 per share	—	—	(256.7)	—	—	(256.7)
Balance as of December 30, 2023	$124.1	$854.5	$4,691.8	$(3,134.4)	$(408.1)	$2,127.9
Net income	—	—	704.9	—	—	704.9
Other comprehensive income (loss), net of tax	—	—	—	—	(48.0)	(48.0)
Repurchase of 1,184,780 shares for treasury	—	—	—	(247.5)	—	(247.5)
Issuance of 340,048 shares under stock-based compensation plans	—	(13.9)	7.7	26.8	—	20.6
Contribution of 149,543 shares to 401(k) plan	—	—	24.3	7.6	—	31.9
Dividends of $3.45 per share	—	—	(277.5)	—	—	(277.5)
Balance as of December 28, 2024	$124.1	$840.6	$5,151.2	$(3,347.5)	$(456.1)	$2,312.3
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)	2024	2023	2022
Operating Activities
Net income	$704.9	$503.0	$757.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	197.1	187.4	177.4
Amortization	115.1	111.0	113.3
Provision for credit losses and sales returns	47.4	49.9	50.1
Stock-based compensation	28.7	22.3	47.4
Deferred taxes and other non-cash taxes	(18.5)	(24.4)	18.4
Other non-cash expense and loss (income and gain), net	67.2	37.1	23.5
Changes in assets and liabilities and other adjustments:
Trade accounts receivable	(107.3)	(16.7)	(22.1)
Inventories	(90.7)	111.7	(140.7)
Accounts payable	106.7	(87.6)	68.2
Taxes on income	40.2	(18.7)	18.9
Other assets	(48.0)	37.7	15.3
Other liabilities	(104.0)	(86.7)	(165.8)
Net cash provided by operating activities	938.8	826.0	961.0

Investing Activities
Purchases of property, plant and equipment	(208.8)	(265.3)	(278.1)
Purchases of software and other deferred charges	(31.0)	(19.8)	(20.4)
Proceeds from company-owned life insurance policies	—	48.1	—
Purchases of Argentine Blue Chip Swap securities	(34.2)	—	—
Proceeds from sales of Argentine Blue Chip Swap securities	24.0	—	—
Proceeds from sales of property, plant and equipment	.6	1.0	2.3
Proceeds from insurance and sales (purchases) of investments, net	10.1	1.9	1.9
Proceeds from sale of venture investment	—	—	1.1
Payments for acquisitions, net of cash acquired, and venture investments	(3.8)	(224.9)	(39.5)
Net cash used in investing activities	(243.1)	(459.0)	(332.7)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	(269.0)	(36.6)	34.6
Additional long-term borrowings	539.2	394.9	—
Repayments of long-term debt and finance leases	(308.1)	(255.9)	(6.3)
Dividends paid	(277.5)	(256.7)	(238.9)
Share repurchases	(247.5)	(137.5)	(379.5)
Net (tax withholding) proceeds related to stock-based compensation	(8.4)	(23.8)	(25.1)
Other	(4.8)	(1.6)	—
Net cash used in financing activities	(576.1)	(317.2)	(615.2)
Effect of foreign currency translation on cash balances	(5.5)	(2.0)	(8.6)
Increase (decrease) in cash and cash equivalents	114.1	47.8	4.5
Cash and cash equivalents, beginning of year	215.0	167.2	162.7
Cash and cash equivalents, end of year	$329.1	$215.0	$167.2
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are a global materials science and digital identification solutions company. We are Making PossibleTM products and solutions that help advance the industries we serve, providing branding and information solutions that optimize labor and supply chain efficiency, reduce waste, advance sustainability, circularity and transparency, and better connect brands and consumers. We design and develop labeling and functional materials, radio-frequency identification ("RFID") inlays and tags, software applications that connect the physical and digital, and offerings that enhance branded packaging and carry or display information that improves the customer experience. We serve an array of industries worldwide, including home and personal care, apparel, general retail, e-commerce, logistics, food and grocery, pharmaceuticals and automotive.
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of majority-owned and controlled subsidiaries. Intercompany accounts, transactions and profits are eliminated in consolidation.
Fiscal Year
Our fiscal years have generally consisted of 52 weeks, with every fifth or sixth fiscal year consisting of 53 weeks; our 2024, 2023 and 2022 fiscal years consisted of 52-week periods ending December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
Subsequent to fiscal year-end 2024, in January 2025, the Audit Committee of our Board of Directors approved a change to our previous 52- or 53-week fiscal year generally ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. Our 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025 and fiscal years 2026 and beyond will begin on January 1 and end on December 31.
Accounting Guidance Updates
Segment Disclosures
In the fourth quarter of 2024, we adopted guidance that requires additional disclosures about significant segment expenses. See Note 15, “Segment and Disaggregated Revenue Information,” for more information.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions for the reporting period and as of the date of our financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenue and expense. As the effects of future events cannot be determined, actual results could differ significantly from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents generally consist of cash on hand, deposits in banks, cash-in-transit, and bank drafts and short-term investments with maturities of three months or less when purchased or received. The carrying value of these assets approximates fair value due to the short maturity of these instruments.
Inventories
We state inventories at the lower of cost or net realizable value and categorize them as raw materials, work-in-progress or finished goods. Cost is determined using the first-in, first-out method. We record inventory that is damaged, obsolete, excess and slow-moving to cost of products sold and establish a lower cost basis for that inventory. Slow-moving inventory is reviewed by category and may be recognized partially or fully to cost of products sold depending on the type of product, level of usage and length of time the product has been included in inventory.
Trade Accounts Receivable
We record trade accounts receivable at the invoiced amount. Our allowances for credit losses reflect customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable values. We record these allowances based on estimates related to the financial condition of customers; the aging of receivable balances; our historical collection experience; and current and expected future macroeconomic and market conditions.
Property, Plant and Equipment
We generally compute depreciation using the straight-line method over the estimated useful lives of the respective assets, ranging from ten to 45 years for buildings and improvements and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the useful life of the asset and the term of the associated lease. We expense maintenance and repair costs as incurred; we capitalize renewals and improvements. Upon the sale or retirement of assets, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in net income.
Leases
Our leases primarily relate to office and warehouse space, machinery, transportation, and equipment for information technology. We determine if an arrangement is a lease or contains a lease at inception. For lease accounting purposes, we do not separate lease and nonlease components, nor do we record operating or finance lease assets and liabilities for short-term leases. We have options to renew or terminate some of our leases. We evaluate renewal and termination options at the lease commencement date and over the lease term to determine if we are reasonably certain to exercise these options. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. We recognize expense for operating leases on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.
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
Cloud Computing Arrangements
We capitalize certain costs incurred during the application development stage of implementation under a hosting arrangement that is a service contract. We expense costs incurred during the preliminary project stage and the post-implementation and/or operation stage. Capitalized implementation costs, which are included in “Other assets” in the Consolidated Balance Sheets, are amortized on a straight-line basis over the term of the hosting arrangement plus optional renewal periods, which is generally between five and ten years.
Venture Investments
We primarily invest in privately held companies and utilize the measurement alternative for equity investments that do not have readily determinable fair values, measuring them at cost less impairment plus or minus observable price changes in an orderly transaction. Venture investments that are publicly traded companies are recorded at fair value using Level 1 inputs. The carrying value of our venture investments is included in “Other assets” in the Consolidated Balance Sheets.
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
Goodwill and Other Intangibles Resulting from Business Acquisitions
We account for business combinations using the acquisition method, with the excess of the acquisition cost over the fair value of acquired net tangible assets and identified intangible assets considered goodwill. As a result, we disclose goodwill separately from other intangible assets. Other identifiable intangibles include customer relationships, patented and other developed technology, and trade names and trademarks.

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
In consultation with outside specialists, we estimate the fair value of our reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including a reporting unit's respective forecasted sales, operating margins and growth rates, as well as discount rates. Our assumptions about discount rates are based on the weighted average cost of capital for comparable companies. Our assumptions about sales, operating margins and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. We also make assumptions for varying perpetual growth rates for periods beyond our long-term business plan period. We base our fair value estimates on projected financial information and assumptions that we believe are reasonable. However, actual future results may differ materially from these estimates and projections. The valuation methodology we use to estimate the fair value of reporting units requires inputs and assumptions that reflect current market conditions, as well as the impact of planned business and operational strategies that require management judgment. The estimated fair value could increase or decrease depending on changes in the inputs and assumptions.
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
We account for our operations in Argentina as highly inflationary because the country’s three-year cumulative inflation rate exceeds 100%. As a result, the functional currency of our Argentine subsidiary is the U.S. dollar.
Financial Instruments
We enter into foreign currency exchange derivative contracts to reduce our risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. From time to time, we enter into interest rate contracts to help manage our exposure to certain interest rate fluctuations. We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The maximum length of time for which we hedge our exposure to the variability in future cash flows is 36 months for forecasted foreign currency exchange and commodity transactions and 10 years for cross-currency swap transactions.
On the date we enter into a derivative contract, we determine whether the derivative will be designated as a hedge. Other derivatives not designated as hedges are recorded at fair value, with changes in fair value recognized in earnings. Our policy is not to purchase or hold any foreign currency, interest rate or commodity contracts for trading purposes.

All derivative financial instruments are accounted for at fair value and recognized as assets or liabilities in the Consolidated Balance Sheets. Accounting for the gain or loss resulting from the changes in the fair value of a derivative financial instrument depends on whether it has been designated as part of a hedging relationship and is highly effective, as well as the nature of the hedging activity. We formally document all relationships between derivative financial instruments accounted for as designated hedges, the hedged item, the method for assessing effectiveness and the treatment of excluded components. These financial instruments can be designated as:
•Fair value hedges - Hedges of the change in the fair value of a recognized asset or liability. The gain or loss from the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in income during the period of the change in fair value. Hedge effectiveness is based on the spot method and expected to be perfectly effective. Excluded components are not included in the effectiveness assessment, recognized in a systematic and rational method over the term of the contracts and recorded to the same income statement line as the item being hedged.
•Cash flow hedges - Hedges to reduce the variability of future expected cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the entire gain or loss on the derivative is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period(s) during which the hedged transaction impacts earnings. Gains and losses on these derivatives, representing hedge components excluded from the assessment of effectiveness, are recognized in current earnings.
•Net investment hedges - Hedges of the currency exposure related to a net investment in a foreign operation. The gain or loss from the derivative financial instrument is recognized as foreign currency translation in "Accumulated other comprehensive loss" until the hedged net investment is either sold or substantially liquidated. Hedge effectiveness is based on the spot method, with no ineffectiveness expected over the duration of the hedging relationship. Excluded components are not included in the effectiveness assessment, recorded in a systematic and rational basis over the term of the contracts and recorded to “Marketing, general and administrative expense” in the Consolidated Statements of Income.
We assess, both at the inception of any hedge and on an ongoing basis, whether our hedges are highly effective. If we determine that a hedge is not highly effective, we prospectively discontinue hedge accounting. For cash flow hedges, we record gains and losses as components of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings. In the event that the anticipated transaction is no longer highly probable to occur, we recognize the change in fair value of the hedging instrument in current period earnings. We recognize changes in fair value hedges in current period earnings. We also recognize changes in the fair value of underlying hedged items (such as recognized assets or liabilities) in current period earnings and offset the changes in the fair value of the derivative.
In the Consolidated Statements of Cash Flows, hedges are classified in the same category as the hedged item.
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
We determine fair value based on a three-tier fair value hierarchy, which we use to prioritize the inputs used in measuring fair value. These tiers consist of Level 1, which are observable inputs such as quoted prices in active markets; Level 2, which are inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which are unobservable inputs for which little or no market data exists, requiring us to develop our own assumptions to determine the best estimate of fair value.
Revenue Recognition
Substantially all of our revenue is derived from the sale of products. Our Materials Group reportable segment sells pressure-sensitive label materials, films, performance tapes and fasteners. Our Solutions Group reportable segment sells a wide variety of branding and information solutions-oriented products, such as tickets, tags, labels (including RFID inlays), as well as related equipment, services and supplies, that provide our customers with solutions to optimize branding and engagement with their consumers and enable item visibility and traceability. We recognize revenue for an amount that reflects the consideration which we expect from the sale of our products when we satisfy a performance obligation by transferring control of our products to a customer. We consider a number of factors in determining when we have transferred control to a customer, including the following: (i) our present right to payment; (ii) the customer’s legal title to the asset; (iii) physical possession of the asset; (iv) the customer’s significant risks and rewards of ownership of the asset; and (v) the customer’s acceptance of the asset. Generally, there are no substantive differences in revenue recognition considerations among our various products. Control generally transfers to a customer upon shipment or delivery, depending on the specific terms of sale with the customer.

Our payment terms with customers are generally consistent with those used in the industries and regions in which we operate.
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
We exclude sales tax, value-added tax and other taxes we collect from customers from sales. We account for shipping and handling activities after control of a product is transferred to a customer as fulfillment costs and not as separate performance obligations. As a practical expedient, we have elected not to disclose the value of unsatisfied performance obligations for contracts with an expected length of less than one year. We generally expense sales commissions when incurred because their expected amortization period is one year or less. We record these costs in “Marketing, general and administrative expense” in the Consolidated Statements of Income.
Research and Development
Research and development costs are related to research, design and testing of new products and applications, which we expense as incurred.
Long-Term Incentive Compensation
No long-term incentive compensation expense was capitalized in 2024, 2023 or 2022.
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
Compensation expense for awards with a market condition as a performance objective, which includes MSUs and a component of PUs, is not adjusted if the condition is not met, as long as the requisite service period is met.
We estimate the fair value of stock options as of the date of grant using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term.
We determine the fair value of RSUs and the component of PUs that is subject to the achievement of a performance objective using a financial performance condition based on the fair market value of our common stock as of the date of grant, adjusted for foregone dividends. Over the performance period of the PUs, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward from the target shares at the time of grant based on the probability of the performance objectives established for the award being achieved.
We determine the fair value of stock-based awards that are subject to the achievement of performance objectives based on a market condition, which includes MSUs and the other component of PUs, using the Monte-Carlo simulation method, which utilizes multiple input variables, including expected stock price volatility and other assumptions appropriate for determining fair value, to estimate the probability of satisfying the performance objectives established for the award.
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
See Note 14, “Taxes Based on Income,” for more information.
Recent Accounting Requirements
In November 2024, the FASB issued guidance expanding the disclosure requirements for certain expenses in notes to consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact of adopting this guidance on our financial statement disclosures.
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

NOTE 3. GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS
Goodwill
Results from our annual goodwill impairment test in the fourth quarter of 2024 indicated that no impairment occurred during 2024. The assumptions used in our assessment were primarily based on Level 3 inputs.
Changes in the net carrying amount of goodwill for 2024 and 2023 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 31, 2022	$618.7	$1,243.7	$1,862.4
Acquisitions(1)	—	135.0	135.0
Translation adjustments	12.0	4.2	16.2
Goodwill as of December 30, 2023	630.7	1,382.9	2,013.6
Acquisition adjustments(2)	—	(2.7)	(2.7)
Translation adjustments	(24.6)	(10.1)	(34.7)
Goodwill as of December 28, 2024	$606.1	$1,370.1	$1,976.2
(1)Goodwill acquired related to the 2023 Acquisitions. We expect substantially all of the recognized goodwill related to the 2023 Acquisitions not to be deductible for income tax purposes.
(2)Measurement period adjustments related to the finalization of the purchase price allocation for our 2023 Acquisitions.
The carrying amounts of goodwill at December 28, 2024 and December 30, 2023 were net of accumulated impairment losses of $820 million recognized in fiscal year 2009 by our Solutions Group reportable segment.
Indefinite-Lived Intangible Assets
Results from our annual indefinite-lived intangible assets impairment test in the fourth quarter indicated that no impairment occurred in 2024. The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $154.5 million and $155.3 million at December 28, 2024 and December 30, 2023, respectively.
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
The table below summarizes the amounts and weighted average useful lives of the intangible assets associated with the 2023 Acquisitions as of their respective acquisition dates.

	Amount (in millions)	Weighted average amortization period (in years)
Customer relationships	$68.8	11
Patented and other developed technology	22.2	7
Trade names and trademarks	3.0	6
Refer to Note 2, “Business Acquisitions,” for more information.

The table below sets forth our finite-lived intangible assets resulting from business acquisitions at December 28, 2024 and December 30, 2023, which continue to be amortized.

	2024			2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$916.0	$438.5	$477.5	$922.5	$383.7	$538.8
Patented and other developed technology	275.2	156.8	118.4	278.3	130.2	148.1
Trade names and trademarks	17.1	12.8	4.3	17.4	11.7	5.7
Other intangibles	3.2	2.6	.6	3.2	2.0	1.2
Total	$1,211.5	$610.7	$600.8	$1,221.4	$527.6	$693.8
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $89.4 million for 2024, $86.3 million for 2023 and $81.8 million for 2022.
We expect estimated amortization expense for finite-lived intangible assets resulting from business acquisitions for each of the next five fiscal years and thereafter to be as follows:

(In millions)	Estimated Amortization Expense
2025	$88.2
2026	85.4
2027	85.0
2028	77.2
2029	61.8
2030 and thereafter	203.2

NOTE 4. DEBT
Short-Term Borrowings
We had no outstanding borrowings from U.S. commercial paper as of December 28, 2024 and $112 million of outstanding borrowings from U.S. commercial paper issuances as of December 30, 2023 with a weighted average interest rate of 5.54%.
We have a Euro-Commercial Paper Program under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program are backed by our revolving credit facility (the “Revolver”). There are no financial covenants under this program. We had no outstanding balance as of December 28, 2024 and $199.2 million outstanding under this program as of December 30, 2023 with a weighted average interest rate of 4.13%.
Short-Term Credit Facilities
In June 2024, we entered into a Credit Agreement (the "Credit Agreement") related to the Revolver to borrow up to an aggregate of $1.2 billion through its maturity date of June 26, 2029. The Revolver refinanced the prior revolving credit facility under the Fifth Amended and Restated Credit Agreement dated as of February 13, 2020, as amended. Pursuant to the Credit Agreement, the commitments under the Revolver may be increased by up to $600 million, subject to lender approvals and customary requirements. Under certain circumstances, we may request that the commitments under the Revolver be extended for one-year periods in accordance with the terms and conditions of the Credit Agreement. We use the Revolver as a back-up facility for our commercial paper program and for other corporate purposes.
No balance was outstanding under the Revolver as of December 28, 2024 or our prior revolving credit facility as of December 30, 2023. Commitment fees associated with revolving credit facilities in 2024, 2023 and 2022 were $1.5 million, $1.2 million and $0.9 million, respectively.
In addition to the Revolver, we have short-term lines of credit available in various countries of approximately $261 million in the aggregate at December 28, 2024. These lines may be cancelled at any time by us or the issuing banks. Borrowings under our short-term lines of credit were not material as of December 28, 2024 and December 30, 2023.
From time to time, we provide guarantees on certain arrangements with banks. Our exposure to these guarantees is not material.
Long-Term Borrowings
In November 2024, we issued €500 million of senior notes, due November 4, 2034, which bear an interest rate of 3.750% per year, payable annually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were approximately €495 million ($539 million), which we intend to use to repay our €500 million of senior notes maturing in March 2025 and for general corporate purposes.
In August 2024, we repaid our $300 million of senior notes at maturity using cash flows from operations and commercial paper borrowings.
During 2024, we reclassified our $5 million of medium-term notes due in the third quarter of 2025, $25 million of medium-term notes due in the second quarter of 2025 and €500 million of senior notes due in the first quarter of 2025 from "Long-term debt and finance leases" to "Short-term borrowings and current portion of long-term debt and finance leases" in the Consolidated Balance Sheets.
In March 2023, we issued $400 million of senior notes, due March 15, 2033, which bear an interest rate of 5.750% per year, payable semiannually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were $394.9 million, which we used to repay indebtedness under our commercial paper programs and our $250 million of senior notes that matured on April 15, 2023.

Our long-term debt, and related interest rates, at year-end 2024 and 2023 is shown below.

(In millions)	2024	2023
Long-term debt
Medium-term notes:
Series 1995 due 2025	$30.0	$30.0
Long-term notes:
Senior notes due 2024 at 0.85%	—	299.6
Senior notes due 2025 at 1.25%(1)	521.1	552.6
Senior notes due 2028 at 4.875%	497.4	496.7
Senior notes due 2030 at 2.650%	496.7	496.1
Senior notes due 2032 at 2.25%	495.7	495.1
Senior notes due 2033 at 6.0%	149.3	149.2
Senior notes due 2033 at 5.75%	395.8	395.3
Senior notes due 2034 at 3.75%(1)	515.9	—
Less amount classified as current	(551.1)	(299.6)
Total long-term debt(2)	$2,550.8	$2,615.0
(1) These senior notes are euro-denominated. The senior notes due in 2025 and 2034 each have a face value of €500 million.
(2) Included unamortized debt issuance costs and debt discounts of $12.6 million and $7.9 million, respectively, as of year-end 2024 and $11.3 million and $7.4 million, respectively, as of year-end 2023.
At year-end 2024 and 2023, our medium-term notes had accrued interest at a weighted average fixed rate of 7.5%.
We expect maturities of our long-term debt for each of the next five fiscal years and thereafter to be as follows:

Year	(In millions)
2025	$551.2
2026	—
2027	—
2028	500.0
2029	—
2030 and thereafter	2,071.2
Refer to Note 7, “Commitments and Leases,” for information related to finance leases.
Other
The Revolver contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents in excess of $50 million to a certain measure of income. As of December 28, 2024 and December 30, 2023, we were in compliance with this financial covenant.
Our total interest costs in 2024, 2023 and 2022 were $124.0 million, $126.5 million and $89.8 million, respectively, of which $7.0 million, $7.5 million and $5.7 million, respectively, was capitalized as part of the cost of property, plant and equipment, capitalized software and capitalized implementation costs associated with cloud computing arrangements.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given their short duration. The fair value of our total debt was $3.01 billion at December 28, 2024 and $3.11 billion at December 30, 2023. Fair value amounts were determined based primarily on Level 2 inputs. Refer to Note 1, “Summary of Significant Accounting Policies,” for more information.

NOTE 5. FINANCIAL INSTRUMENTS
We use various derivative financial instruments to manage risks in foreign currency exchange rates, commodity prices and interest rates. We recognize derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets.
Fair Value Hedges
During 2024, we entered into foreign currency forward contracts to hedge a portion of our €500 million of senior notes due in the first quarter of 2025 and €500 million of senior notes due in the fourth quarter of 2034 to offset changes in the fair value of the hedged item attributable to foreign currency risk. The foreign currency forward contracts hedging our €500 million of senior notes due in the fourth quarter of 2034 have a maturity date of December 2025.
Cash Flow Hedges
During 2020, we entered into U.S. dollar to euro cross-currency swap contracts with a total notional amount of $250 million to effectively convert our fixed-rate U.S. dollar-denominated debt into euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contract, which ends on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars.
We designate commodity forward contracts on forecasted purchases of commodities as cash flow hedges.
During 2024, we entered into interest rate forward-starting swap contracts that we designated as cash flow hedges that were terminated upon the issuance of our €500 million of senior notes due in the fourth quarter of 2034. The resulting gain will be amortized to interest expense over the term of the hedged fixed-rate interest payments.
Net Investment Hedges
During 2024, we entered into foreign currency forward contracts and zero-cost collars, combining each pair as net investment hedges for accounting purposes. The objective of the hedging activity is to minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and the purchased call strike rates of the contracts. The notional amount of these hedges are approximately €420 million and €500 million with maturity dates in March 2025 and December 2025, respectively.
Other Derivatives
Our outstanding foreign currency exchange contracts as of December 28, 2024 were recorded in various currencies, primarily the U.S. dollar, Canadian dollar, euro, Chinese renminbi, British pound sterling and Hong Kong dollar. For other derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings.

Derivative Financial Statement Impacts
The following table shows the fair value and balance sheet locations of other derivatives as of December 28, 2024 and December 30, 2023:

(In millions)	Notional Amount	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Type of Hedge
December 28, 2024
Derivatives designated as hedges:
Foreign currency forward contracts	$958.9	$.2	$—	$36.7	$—	Fair value
Cross-currency swap contracts	250.0	—	10.9	—	—	Cash flow
Commodity contracts	2.9	.4	—	.4	—	Cash flow
Foreign currency forward contracts with collars	958.9	17.8	—	.2	—	Net investment
Total		$18.4	$10.9	$37.3	$—
Derivatives not designated as hedges:
Foreign currency exchange contracts	$1,741.8	$11.9	$—	$4.2	$—

December 30, 2023
Derivatives designated as hedges:
Cross-currency swap contracts	$250.0	$—	$2.3	$—	$—	Cash flow
Commodity contracts	5.8	—	—	1.4	.2	Cash flow
Total		$—	$2.3	$1.4	$.2
Derivatives not designated as hedges:
Foreign currency exchange contracts	$1,336.6	$6.3	$—	$6.0	$—
The following tables show the components of the net gains (losses) recognized in income related to derivative instruments:

(In millions)	2024	2023	2022
Gain (loss) on derivatives designated as fair value hedges:
Foreign currency forward contracts - Marketing, general and administrative expense	$(36.4)	$—	$—
The impact of the hedged items associated with the derivative in the table above are recorded to the same income statement line as the derivative instrument. The net gains (losses) recognized in income related to our cross-currency swap contracts and commodity contracts were not material in 2024, 2023 or 2022.
The gain recognized in translation for the net investment hedges was approximately $15 million for the year ended December 28, 2024.
The following table shows the components of the net gains (losses) recognized in income related to the derivative instruments not designated as hedges:

(In millions)	Statements of Income Location	2024	2023	2022
Foreign currency exchange contracts	Cost of products sold	$3.2	$3.4	$5.6
Foreign currency exchange contracts	Marketing, general and administrative expense	(15.2)	5.5	(4.3)
		$(12.0)	$8.9	$1.3

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
We are also obligated to pay unfunded termination indemnity benefits to certain employees outside the U.S., which are subject to applicable agreements, laws and regulations. No costs related to these benefits have been included in the disclosures below because they have not been significant.
Plan Assets
Assets in our non-U.S. plans are invested in accordance with locally accepted practices and primarily include equity securities, fixed income securities, insurance contracts and cash. Asset allocations and investments vary by country and plan. Our target plan asset investment allocation for our non-U.S. plans in the aggregate is approximately 25% in equity securities, 61% in fixed income securities and cash, and 14% in insurance contracts and other investments, subject to periodic fluctuations among these asset classes.
Fair Value Measurements
The valuation methodologies we use for assets measured at fair value are described below.
Cash is valued at nominal value. Cash equivalents and mutual funds are valued at fair value as determined by quoted market prices, based upon the net asset value (“NAV”) of shares held at year-end. Pooled funds are structured as collective trusts, not publicly traded and valued by calculating NAV per unit based on the NAV of the underlying funds/trusts as a practical expedient for the fair value of the pooled funds. The pooled funds are categorized by the investment strategy, which is primarily equity and fixed income securities. The pooled funds categorized as other investments are primarily investments in real estate funds. Insurance contracts are valued at book value, which approximates fair value and is calculated using the prior-year balance plus or minus investment returns and changes in cash flows.
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

The following table sets forth, by level within the fair value hierarchy (as applicable), non-U.S. plan assets at fair value:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
2024
Cash	$2.1	$2.1	$—	$—
Insurance contracts	39.0	—	—	39.0
Pooled funds – real estate investment trusts	5.3	—	—	5.3
Pooled funds – fixed income securities(1)	381.0
Pooled funds – equity securities(1)	174.2
Pooled funds – other investments(1)	57.9
Total non-U.S. plan assets at fair value	$659.5
2023
Cash	$1.3	$1.3	$—	$—
Insurance contracts	42.6	—	—	42.6
Pooled funds – real estate investment trusts	6.4	—	—	6.4
Pooled funds – fixed income securities(1)	389.8
Pooled funds – equity securities(1)	169.4
Pooled funds – other investments(1)	53.7
Total non-U.S. plan assets at fair value	$663.2
(1) Pooled funds that are measured at fair value using the NAV per unit (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table reconcile to total non-U.S. plan assets.
The following table presents a reconciliation of Level 3 non-U.S. plan asset activity during 2024 and 2023:

	Level 3 Assets
(In millions)	Insurance Contracts	Pooled Funds – Real Estate Investment Trusts	Total
Balance at December 31, 2022	$37.1	$8.3	$45.4
Net realized and unrealized gain (loss)	1.3	(2.3)	(1.0)
Purchases	3.5	—	3.5
Settlements	(2.8)	—	(2.8)
Acquisition	1.1	—	1.1
Impact of changes in foreign currency exchange rates	2.4	.4	2.8
Balance at December 30, 2023	42.6	6.4	49.0
Net realized and unrealized gain (loss)	1.1	(1.0)	.1
Purchases	3.7	—	3.7
Settlements	(5.8)	—	(5.8)
Impact of changes in foreign currency exchange rates	(2.6)	(.1)	(2.7)
Balance at December 28, 2024	$39.0	$5.3	$44.3

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
Plan Balance Sheet Reconciliations
The following table provides a reconciliation of benefit obligations, plan assets, funded status of the plans and accumulated other comprehensive loss for our defined benefit plans:
Plan Benefit Obligations

	Pension Benefits
	2024		2023
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations
Projected benefit obligations at beginning of year	$49.3	$679.9	$51.8	$586.9
Service cost	—	13.8	—	10.5
Interest cost	2.2	24.1	2.4	24.7
Participant contributions	—	4.7	—	4.5
Amendments	—	5.1	—	(.1)
Actuarial (gain) loss	(.5)	2.8	1.4	51.3
Acquisition	—	—	—	1.2
Benefits paid	(6.4)	(24.5)	(6.3)	(25.3)
Settlements	—	(6.0)	—	(.6)
Foreign currency translation	—	(35.5)	—	26.8
Projected benefit obligations at end of year	$44.6	$664.4	$49.3	$679.9
Accumulated benefit obligations at end of year	$44.6	$608.0	$49.3	$628.7

Plan Assets

	Pension Benefits
	2024		2023
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in plan assets
Plan assets at beginning of year	$—	$663.2	$—	$585.3
Actual return on plan assets	—	41.6	—	54.6
Acquisition	—	—	—	1.1
Employer contributions	6.4	15.5	6.3	17.2
Participant contributions	—	4.7	—	4.5
Benefits paid	(6.4)	(24.5)	(6.3)	(25.3)
Settlements	—	(6.0)	—	(.6)
Foreign currency translation	—	(35.0)	—	26.4
Plan assets at end of year	$—	$659.5	$—	$663.2
Funded Status

	Pension Benefits
	2024		2023
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Funded status of the plans
Other assets	$—	$84.7	$—	$67.8
Other accrued liabilities	(6.1)	(3.2)	(6.1)	(.2)
Long-term retirement benefits and other liabilities(1)	(38.5)	(86.4)	(43.2)	(84.3)
Plan assets less than benefit obligations	$(44.6)	$(4.9)	$(49.3)	$(16.7)
(1) In accordance with our funding strategy, we have the option to fund certain of our U.S. liabilities with proceeds from our company-owned life insurance policies.

	Pension Benefits
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions used to determine year-end benefit obligations
Discount rate	5.43%	3.95%	4.86%	3.78%
Compensation rate increase	—	2.80	—	2.73
For U.S. and non-U.S. plans combined, the projected benefit obligations and fair values of plan assets for pension plans with projected benefit obligations in excess of plan assets were $290 million and $156 million, respectively, at year-end 2024 and $210 million and $76 million, respectively, at year-end 2023.
For U.S. and non-U.S. plans combined, the accumulated benefit obligations and fair values of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $274 million and $151 million, respectively, at year-end 2024 and $162 million and $43 million, respectively, at year-end 2023.

Accumulated Other Comprehensive Loss
The following table shows the pre-tax amounts recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets:

	Pension Benefits
	2024		2023
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Net actuarial loss	$8.9	$69.4	$9.6	$73.2
Prior service (credit) cost	—	2.3	—	(3.4)
Net amount recognized in accumulated other comprehensive loss	$8.9	$71.7	$9.6	$69.8
The following table shows the pre-tax amounts recognized in “Other comprehensive loss (income)”:

	Pension Benefits
	2024		2023		2022
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Net actuarial (gain) loss	$(.2)	$(3.4)	$.9	$32.6	$(5.6)	$(.8)
Prior service credit	—	5.1	—	(.1)	—	—
Amortization of unrecognized:
Net actuarial (gain) loss	(.5)	(.4)	(.4)	2.1	(.8)	(2.5)
Prior service credit (cost)	—	.5	—	.4	—	.4
Settlements	—	.1	—	.1	(.1)	.1
Net amount recognized in other comprehensive loss (income)	$(.7)	$1.9	$.5	$35.1	$(6.5)	$(2.8)
Plan Income Statement Reconciliations
The following table shows the components of net periodic benefit cost:

	Pension Benefits
	2024		2023		2022
(In millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$13.8	$—	$10.5	$—	$16.5
Interest cost	2.2	24.1	2.4	24.7	1.2	10.8
Actuarial (gain) loss	(.2)	—	.5	—	(3.5)	—
Expected return on plan assets	—	(37.4)	—	(33.2)	—	(21.9)
Amortization of actuarial loss	.5	.4	.4	(2.1)	.8	2.5
Amortization of prior service (credit) cost	—	(.5)	—	(.4)	—	(.4)
Recognized loss (gain) on settlements	—	(.1)	—	(.1)	.1	(.1)
Net periodic benefit cost (credit)	$2.5	$.3	$3.3	$(.6)	$(1.4)	$7.4
Service cost and components of net periodic benefit cost other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense (income), net” in the Consolidated Statements of Income, respectively.
The following table shows the weighted average assumptions used to determine net periodic cost:

	Pension Benefits
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.86%	3.78%	5.06%	4.36%	2.19%	1.57%
Expected return on assets	—	5.04	—	4.71	—	3.00
Compensation rate increase	—	2.73	—	2.75	—	2.33

Plan Contributions
We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate. The following table sets forth our expected contributions in 2025:

(In millions)
U.S. pension plans	$6.2
Non-U.S. pension plans	17.5
Future Benefit Payments
The future benefit payments shown below reflect the expected service periods for eligible participants.

	Pension Benefits
(In millions)	U.S.	Non-U.S.
2025	$6.2	$23.5
2026	5.7	29.3
2027	5.5	27.3
2028	5.0	26.6
2029	4.7	26.6
2030-2034	17.0	152.5
Postretirement Health Benefits
We provide postretirement health benefits to certain of our retired U.S. employees up to the age of 65 under a cost-sharing arrangement and provide supplemental Medicare benefits to certain of our U.S. retirees over the age of 65. Our postretirement health benefit plan was closed to new participants retiring after December 31, 2021. Our policy is to fund the cost of these postretirement benefits from operating cash flows. While we do not intend to terminate these postretirement health benefits, we may do so at any time, subject to applicable laws and regulations. At year-end 2024, our postretirement health benefits obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $2 million and $9 million, respectively. At year-end 2023, our postretirement health benefits obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $2 million and $10 million, respectively. Net periodic benefit cost was not material in 2024, 2023 or 2022.
Defined Contribution Plans
We sponsor various defined contribution plans worldwide, the largest of which is the Avery Dennison Corporation Employee Savings Plan (“Savings Plan”), a 401(k) plan for our U.S. employees.
We recognized expense of $31.9 million, $30.3 million and $27.3 million in 2024, 2023 and 2022, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.
Other Retirement Plans
We have deferred compensation plans and programs that permit eligible employees to defer a portion of their compensation. The compensation voluntarily deferred by the participant, together with certain employer contributions, earns specified and variable rates of return. As of year-end 2024 and 2023, we had accrued $99.0 million and $88.2 million, respectively, for our obligations under these plans. A portion of the interest on certain of our contributions may be forfeited by participants if their employment terminates before age 55 other than by reason of death or disability.
Our Directors Deferred Equity Compensation Program allows our non-employee directors to elect to receive their cash compensation in deferred stock units (“DSUs”) issued under our equity plan. Additionally, two legacy deferred compensation plans had DSUs that were issued under our then-active equity plans. Dividend equivalents, representing the value of dividends per share paid on shares of our common stock and calculated with reference to the number of DSUs held as of a quarterly dividend record date, are credited in the form of additional DSUs on the applicable dividend payable date. DSUs are converted into shares of our common stock, less fractional shares, and issued to a participating director upon his or her separation from our Board. Approximately 0.04 million and 0.1 million DSUs were outstanding as of year-end 2024 and 2023, respectively, with an aggregate value of $8 million and $19 million, respectively.

We hold company-owned life insurance policies, the proceeds from which are payable to us upon the death of covered participants. The cash surrender values of these policies, net of outstanding loans, which are included in “Other assets” in the Consolidated Balance Sheets, were $247.4 million and $228.4 million at year-end 2024 and 2023, respectively.
NOTE 7. COMMITMENTS AND LEASES
Supplemental cost information related to leases is shown below.

(In millions)	2024	2023	2022
Operating lease costs	$75.1	$73.6	$70.8
Lease costs related to finance leases were not material in 2024, 2023 or 2022.
Supplemental balance sheet information related to leases is shown below.

(In millions)	Balance Sheet Location	2024	2023
Assets
Operating	Other assets	$227.5	$200.2
Finance(1)	Property, plant and equipment, net	32.5	29.6
Total leased assets		$260.0	$229.8
Liabilities
Current:
Operating	Other current liabilities	$49.6	$45.4
Finance	Short-term borrowings and current portion of long-term debt and finance leases	4.3	6.3
Non-current:
Operating	Long-term retirement benefits and other liabilities	176.1	152.3
Finance	Long-term debt and finance leases	9.1	7.0
Total lease liabilities		$239.1	$211.0
(1) Finance lease assets are net of accumulated amortization of $18.7 million and $14.6 million as of December 28, 2024 and December 30, 2023, respectively.
Supplemental cash flow information related to leases is shown below.

(In millions)	2024	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities	$61.0	$55.8	$60.5
Operating lease assets obtained in exchange for operating lease liabilities	93.0	92.4	37.2
Cash flows related to finance leases were not material in 2024, 2023 or 2022.
Weighted average remaining lease term and discount rate information related to leases as of December 28, 2024 and December 30, 2023 is shown below.

	2024	2023
Weighted average remaining lease term (in years):
Operating	6.7	7.1
Finance	3.6	3.1
Weighted average discount rate (percentage):
Operating	4.6%	4.1%
Finance	4.7	4.2

Operating and finance lease liabilities by maturity date from December 28, 2024 are shown below.

(In millions)	Operating Leases	Finance Leases
2025	$55.6	$5.3
2026	47.8	3.6
2027	37.0	2.8
2028	26.3	1.8
2029	21.8	.9
2030 and thereafter	72.5	.5
Total lease payments	261.0	14.9
Less: imputed interest	(35.3)	(1.6)
Present value of lease liabilities	$225.7	$13.3
As of December 28, 2024, we had no significant operating or finance leases that had not yet commenced.
NOTE 8. CONTINGENCIES
Legal Proceedings
We are involved in various lawsuits, claims, inquiries and other regulatory and compliance matters, most of which are routine to the nature of our business. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our estimates or should we incur liabilities that were not previously accrued. Probable insurance reimbursements are not offset against potential liabilities.
Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve legal proceedings could be higher than the liabilities we have accrued. If information were to become available that allowed us to reasonably estimate an amount higher or lower than what we have accrued in the range of potential expenses determined to be probable, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for their resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of legal proceedings would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.
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
Environmental Expenditures
Environmental expenditures are generally expensed. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these matters could affect future results of operations should our exposure be materially different from our estimates or should we incur liabilities that were not previously accrued. Probable insurance reimbursements are not offset against potential liabilities. We review our estimates of the costs of complying with environmental laws related to remediation and cleanup of various sites, including sites in which governmental agencies have designated us as a potentially responsible party (“PRP”). However, environmental expenditures for newly acquired assets and those that extend or improve the economic useful life of existing assets are capitalized and amortized over the shorter of the estimated useful life of the acquired asset or the remaining life of the existing asset.
As of December 28, 2024, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors. Because of the uncertainties associated with environmental assessment and remediation activities, our future expenses to remediate these sites could be higher than the liabilities we have accrued. If information were to become available that allowed us to reasonably estimate an amount higher or lower than what we have accrued in the range of potential expenses, we would adjust our environmental liabilities accordingly. In addition, we may be identified as a PRP at additional sites in the future. The range of expenses for remediation of any future-identified sites would be addressed as they arise; until then, a range of expenses for their remediation cannot be determined.
The activity related to our environmental liabilities in 2024 and 2023 is shown below:

(In millions)	2024	2023
Balance at beginning of year	$24.5	$24.3
Charges, net of reversals	1.9	2.5
Payments	(13.4)	(2.3)
Balance at end of year	$13.0	$24.5
Approximately $5 million and $11 million, respectively, of this balance was classified as short-term and included in “Other current liabilities” in the Consolidated Balance Sheets as of December 28, 2024 and December 30, 2023.

NOTE 9. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2024, were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.0	$24.2	$23.8	$—
Derivative assets	41.2	.4	40.8	—
Bank drafts	5.2	5.2	—	—
Liabilities
Derivative liabilities	$41.5	$.4	$41.1	$—
Contingent consideration liabilities	4.8	—	—	4.8
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 30, 2023 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$37.8	$19.6	$18.2	$—
Derivative assets	8.6	—	8.6	—
Bank drafts	5.3	5.3	—	—
Liabilities
Derivative liabilities	$7.6	$1.6	$6.0	$—
Contingent consideration liabilities	10.0	—	—	10.0
Investments included fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using NAV. As of December 28, 2024, investments of $1.5 million, $38.1 million, and $8.4 million were included in “Cash and cash equivalents,” “Other current assets,” and "Other assets," respectively, in the Consolidated Balance Sheets. As of December 30, 2023, investments of $2.7 million and $35.1 million were included in “Cash and cash equivalents” and “Other current assets,” respectively, in the Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with certain acquisitions completed in 2023, 2022 and 2021, which are subject to the acquired companies achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified as Level 3. Activity related to contingent consideration was immaterial in 2024 and 2023.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $45 million and $71 million as of December 28, 2024 and December 30, 2023, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. Starting in the second quarter of 2024, we began revaluing certain venture investments based on Level 1 inputs; the fair value of these investments was $8.4 million as of December 28, 2024. Related to these investments, we recognized $19.2 million in net losses in 2024, no net gains or losses in 2023 and net gains of $13.5 million in 2022 in “Other expense (income), net” in the Consolidated Statements of Income.

NOTE 10. NET INCOME PER COMMON SHARE
Net income per common share was computed as follows:

(In millions, except per share amounts)	2024	2023	2022
(A) Net income	$704.9	$503.0	$757.1
(B) Weighted average number of common shares outstanding	80.4	80.7	81.6
Dilutive shares (additional common shares issuable under stock-based awards)	.3	.4	.6
(C) Weighted average number of common shares outstanding, assuming dilution	80.7	81.1	82.2
Net income per common share (A) ÷ (B)	$8.77	$6.23	$9.28
Net income per common share, assuming dilution (A) ÷ (C)	$8.73	$6.20	$9.21
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares in 2024 and 2023 and were not significant in 2022.
NOTE 11. SUPPLEMENTAL EQUITY AND COMPREHENSIVE INCOME INFORMATION
Common Stock and Share Repurchase Program
Our Amended and Restated Certificate of Incorporation authorizes five million shares of $1 par value preferred stock (of which no shares are outstanding), with respect to which our Board may fix the series and terms of issuance, and 400 million shares of $1 par value voting common stock.
From time to time, our Board authorizes the repurchase of shares of our outstanding common stock. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes. In 2024, we repurchased approximately 1.2 million shares of our common stock at an aggregate cost of $247.5 million. In 2023, we repurchased approximately 0.8 million shares of our common stock at an aggregate cost of $137.5 million.
In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to any amount outstanding under our previous Board authorization. Shares of our common stock in the aggregate amount of $346.9 million remained authorized for repurchase under this Board authorization as of December 28, 2024. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Treasury Shares Reissuance
We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.

Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for 2024 and 2023 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Fair Value Hedges	Total
Balance as of December 31, 2022	$(314.0)	$(51.3)	$1.3	$—	$(364.0)
Other comprehensive income (loss) before reclassifications, net of tax	(14.6)	(25.2)	(7.0)	—	(46.8)
Reclassifications to net income, net of tax	—	(1.0)	3.7	—	2.7
Net current-period other comprehensive income (loss), net of tax	(14.6)	(26.2)	(3.3)	—	(44.1)
Balance as of December 30, 2023	$(328.6)	$(77.5)	$(2.0)	$—	$(408.1)
Other comprehensive income (loss) before reclassifications, net of tax	(46.9)	(1.3)	(5.4)	2.0	(51.6)
Reclassifications to net income, net of tax	—	.8	2.8	—	3.6
Net current-period other comprehensive income (loss), net of tax	(46.9)	(.5)	(2.6)	2.0	(48.0)
Balance as of December 28, 2024	$(375.5)	$(78.0)	$(4.6)	$2.0	$(456.1)
(1) The 2024 changes in foreign currency translation included a pretax gain related to the foreign currency forward contracts and zero-cost collars accounted for as net investment hedges. Refer to Note 5, "Financial Instruments," to the Consolidated Financial Statements for more information.
The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income (loss):

(In millions)	2024	2023	2022
Foreign currency translation:
Translation gain (loss)	$.1	$1.2	$(7.0)
Pension and other postretirement benefits:
Net gain (loss) recognized from actuarial gain/loss and prior service cost/credit	(.6)	(8.2)	.5
Reclassifications to net income	.4	(.3)	1.1
Cash flow hedges:
Gain (loss) recognized on cash flow hedges	(1.7)	(2.2)	1.6
Reclassifications to net income	.9	1.2	.4
Fair value hedges:
Changes in excluded components of fair value hedges	.6	—	—
Income tax expense (benefit) allocated to components of other comprehensive income (loss)	$(.3)	$(8.3)	$(3.4)
NOTE 12. LONG-TERM INCENTIVE COMPENSATION
Stock-Based Awards
Stock-Based Compensation
We grant our annual stock-based compensation awards to eligible employees in March and non-employee directors in May. Certain awards granted to retirement-eligible employees one or more years before their retirement date vest upon retirement; these awards are accounted for as fully vested one year from the date of grant.
Our 2017 Incentive Award Plan, a long-term incentive plan for employees and non-employee directors, allows us to grant stock-based compensation awards – including stock options, RSUs, PUs, MSUs and DSUs – or a combination of these and other awards. Under this plan, 5.4 million shares were made available for issuance, with each full value award counted as 1.5 shares for purposes of the number of shares authorized for issuance. Full value awards include RSUs, PUs and MSUs.

Stock-based compensation expense and the related recognized tax benefit were as follows:

(In millions)	2024	2023	2022
Stock-based compensation expense	$28.7	$22.3	$47.4
Tax benefit	2.6	2.4	6.7
This expense was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income.
As of December 28, 2024, we had approximately $38 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted average requisite service period of approximately two years.
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
The weighted average grant date fair value per share for stock options granted in 2023 was $47.65. No stock options were granted in fiscal years 2024 or 2022.
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
Expected option term is determined based on historical experience under our long-term incentive plans. For 2023, it was 6.31 years.
The following table summarizes information related to stock options:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 30, 2023	204.1	$109.92	4.36	$18.7
Exercised	(141.1)	73.96
Outstanding at December 28, 2024	63.0	$190.54	8.68	$—
Options vested and expected to vest at December 28, 2024	54.8	190.54	8.68	—
Options exercisable at December 28, 2024	—	$—		$—
The total intrinsic value of stock options exercised was $19.5 million in 2024. We received approximately $10 million in 2024 from the exercise of stock options, and the tax benefit associated with these exercised options was $4.8 million. There were no stock option exercises in 2023 and the stock option exercises in 2022 were immaterial. The intrinsic value of a stock option is based on the amount by which the market value of our stock exceeds the exercise price of the option.
Performance Units (“PUs”)
PUs are performance-based awards granted to eligible employees under our equity plan. PUs are payable in shares of our common stock at the end of a three- or four-year cliff vesting period provided that the designated performance objectives are achieved at the end of the period. Over the performance period, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the performance objectives established for the award. The number of shares issued generally ranges from 0% to 200% of the target shares at the time of grant; however the shares issued for certain special PU awards can range up to 300% of the target shares at time of grant. The weighted average grant date fair value for PUs was $224.82, $180.12 and $163.97 in 2024, 2023 and 2022, respectively.
The following table summarizes information related to awarded PUs:

	Number of PUs (in thousands)	Weighted average grant-date fair value
Unvested at December 30, 2023	300.7	$174.54
Granted at target	68.3	224.82
Adjustment for above-target performance(1)	37.7	197.75
Vested	(104.2)	197.75
Forfeited/cancelled	(10.4)	184.82
Unvested at December 28, 2024	292.1	$181.94
(1) Reflects adjustments for above-target performance for the 2021-2023 PUs.
The fair value of vested PUs was $20.6 million in 2024, $22.7 million in 2023 and $20.2 million in 2022.
Market-Leveraged Stock Units (“MSUs”)
MSUs are performance-based awards granted to eligible employees under our equity plan. MSUs are payable in shares of our common stock over a four-year period provided that the designated performance objective is achieved as of the end of each vesting period. MSUs accrue dividend equivalents during the vesting period, which are earned and paid only at vesting provided that, at a minimum, threshold-level performance is achieved. The number of shares earned is based upon our absolute total shareholder return at each vesting date and can range from 0% to 200% of the target amount of MSUs subject to vesting. Each of the four vesting periods represents one tranche of MSUs and the fair value of each of these four tranches was determined using the Monte-Carlo simulation model, which utilizes multiple input variables, including expected stock price volatility and other assumptions, to estimate the probability of achieving the performance objective established for the award. The weighted average grant date fair value for MSUs was $259..75, $192.53 and $141.80 in 2024, 2023 and 2022, respectively.
The following table summarizes information related to awarded MSUs:

	Number of MSUs (in thousands)	Weighted average grant- date fair value
Unvested at December 30, 2023	195.5	$167.16
Granted at target	55.2	259.75
Adjustments for above-target performance(1)	20.6	129.76
Vested	(99.2)	147.25
Forfeited/cancelled	(8.4)	198.29
Unvested at December 28, 2024	163.7	$202.83
(1) Reflects adjustments for above-target performance for each of the tranches of MSUs vesting in 2024.
The fair value of vested MSUs was $14.6 million in 2024, $16.1 million in 2023 and $19.9 million in 2022.
Restricted Stock Units (“RSUs”)
RSUs are service-based awards granted to eligible employees and non-employee directors under our equity plan. RSUs granted to employees generally vest over a period between one and four years. RSUs granted to non-employee directors generally vest in one year. The vesting of RSUs is subject to continued service through the applicable vesting date. If that condition is not met, unvested RSUs are generally forfeited. The weighted average grant date fair value for RSUs was $210.74, $175.88 and $168.34 in 2024, 2023 and 2022, respectively.

The following table summarizes information related to awarded RSUs:

	Number of RSUs (in thousands)	Weighted average grant-date fair value
Unvested at December 30, 2023	66.5	$171.68
Granted	53.7	210.74
Vested	(18.4)	175.42
Forfeited/cancelled	(6.9)	196.80
Unvested at December 28, 2024	94.9	$191.22
The fair value of vested RSUs was $3.2 million, $2.7 million and $2.8 million in 2024, 2023 and 2022, respectively.
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
The compensation expense related to LTI Units was $14.9 million in 2024, $16.3 million in 2023 and $11.5 million in 2022. This expense was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income. The total recognized tax benefit related to LTI Units was $3.6 million in 2024, $3.9 million in 2023 and $2.7 million in 2022.
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
2025 Actions
In the fourth quarter 2024, we recorded $13.1 million in restructuring charges related to our 2025 actions. These charges consisted of severance and related costs for the reduction of approximately 90 positions, as well as asset impairment charges, at numerous locations across our company, reflecting actions in our Solutions Group reportable segment.

2023 Actions
During 2024, we recorded $28.8 million in restructuring charges, net of reversals, related to our 2023 actions. These charges consisted of severance and related costs for the reduction of approximately 1,280 positions, as well as asset impairment charges, at numerous locations across our company. During 2023, we recorded $49.0 million in restructuring charges, net of reversals, related to these actions. These charges consisted of severance and related costs for the reduction of approximately 1,450 positions, as well as asset impairment charges, at numerous locations across our company.
In the third quarter of 2023, we approved a restructuring plan (the "2023 Plan") to further optimize the European footprint of our Materials Group reportable segment by reducing operations in a manufacturing facility in Belgium. The cumulative charges associated with the 2023 Plan consisted of severance and related costs for the reduction of approximately 210 positions, as well as asset impairment charges. We recorded $30.4 million in 2023 in restructuring charges related to the 2023 Plan. The activities related to the 2023 Plan are expected to be substantially completed by mid-2025.
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
During 2024, restructuring charges and payments were as follows:

(In millions)	Accrual at December 30, 2023	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at December 28, 2024
2025 Actions
Severance and related costs	$—	$10.0	$—	$—	$—	$10.0
Asset impairment charges	—	3.1	—	(3.1)	—	—
2023 Actions
Severance and related costs	27.7	25.4	(43.3)	—	(.6)	9.2
Asset impairment charges	—	3.0	—	(3.0)	—	—
Lease cancellation costs	—	.4	(.6)	—	—	(.2)
Total	$27.7	$41.9	$(43.9)	$(6.1)	$(.6)	$19.0
During 2023, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2022	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at December 30, 2023
2023 Actions
Severance and related costs	$—	$72.1	$(45.1)	$—	$.7	$27.7
Asset impairment charges	—	8.3	—	(8.3)	—	—
2019/2020 Actions
Severance and related costs	5.1	(1.0)	(4.1)	—	—	—
Total	$5.1	$79.4	$(49.2)	$(8.3)	$.7	$27.7
The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate.

(In millions)	2024	2023	2022
Restructuring charges by reportable segment and Corporate
Materials Group	$5.7	$52.4	$(1.0)
Solutions Group	35.8	23.2	7.9
Corporate	.4	3.8	.8
Total	$41.9	$79.4	$7.7

NOTE 14. TAXES BASED ON INCOME
Taxes based on income were as follows:

(In millions)	2024	2023	2022
Current:
U.S. federal tax	$36.0	$42.5	$29.4
State taxes	10.6	9.0	8.8
Foreign taxes	214.9	160.8	177.7
	261.5	212.3	215.9
Deferred:
U.S. federal tax	(8.7)	(29.0)	5.8
State taxes	(3.3)	(3.5)	.9
Foreign taxes	(.9)	11.9	19.6
	(12.9)	(20.6)	26.3
Provision for income taxes	$248.6	$191.7	$242.2
The principal items accounting for the difference between taxes computed at the U.S. federal statutory rate and taxes recorded were as follows:

(In millions)	2024	2023	2022
Tax provision computed at U.S. federal statutory rate(1)	$200.2	$145.9	$209.9
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	2.7	2.6	11.8
Foreign earnings taxed at different rates(1)	49.5	50.4	51.7
GILTI high-tax exclusion election, net(2)	(6.2)	(10.0)	(11.9)
Valuation allowance	15.9	2.6	(5.0)
U.S. federal research and development tax credits	(7.7)	(8.3)	(6.5)
Tax contingencies and audit settlements	1.9	11.9	(4.3)
Other items, net	(7.7)	(3.4)	(3.5)
Provision for income taxes	$248.6	$191.7	$242.2
(1) All years included certain U.S. international tax provisions and foreign earnings taxed in the U.S., net of credits.
(2) In 2024, we recognized $6.2 million from our current year GILTI exclusion election. In 2023, we recognized $4.4 million from our 2023 GILTI exclusion election and $5.6 million related to the election made on our 2022 U.S. federal tax return. In 2022, we recognized $11.9 million of benefit related to a GILTI exclusion election made on our 2021 U.S. federal tax return.
Income before taxes from our U.S. and foreign operations was as follows:

(In millions)	2024	2023	2022
U.S.	$211.4	$187.2	$232.4
Foreign	742.1	507.5	766.9
Income before taxes	$953.5	$694.7	$999.3
Our effective tax rate was 26.1%, 27.6% and 24.2% for fiscal years 2024, 2023 and 2022, respectively.
Our 2024 provision for income taxes included (i) $15.9 million of net tax charge related to the tax on global intangible low-taxed income ("GILTI") of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”); (ii) $15.9 million of tax charge from valuation allowances due to the uncertainty of the realization of certain deferred tax assets; and (iii) excess tax benefits associated with stock-based payments, and return-to-provision benefits related to our 2023 U.S. federal tax return, partially offset by net tax charge primarily from the recognition of uncertain tax positions and tax audit settlements in certain foreign jurisdictions.
Our 2023 provision for income taxes included (i) $16.4 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII; (ii) $14.7 million of return-to-provision benefit primarily related to our GILTI exclusion election and benefits from additional foreign tax credits recognized under temporary relief granted by the Internal Revenue Service ("IRS") in July 2023, related to our 2022 U.S. federal tax return, (iii) $10.5 million of tax charge related to non-deductible expenses resulting from the impact of the Argentine peso remeasurement loss; and (iv) $9.5 million of net tax charge primarily from the recognition of uncertain tax positions in certain foreign jurisdictions, partially offset by decreases in certain tax reserves as a result of closing tax years.
Our 2022 provision for income taxes included (i) $18.8 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII; (ii) $17.3 million of return-to-provision benefit, including $11.9 million related to a GILTI exclusion election and a lower net tax charge from other international inclusion items related to our 2021 U.S. federal tax return; and (iii) net tax benefit primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years and the settlement of certain foreign tax audits.
Deferred Taxes
Deferred taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

(In millions)	2024	2023
Accrued expenses not currently deductible	$29.8	$44.5
Net operating loss carryforwards	137.9	138.9
Tax credit carryforwards	14.8	9.0
Capitalized research expenses	81.7	59.9
Stock-based compensation	8.8	10.9
Pension and other postretirement benefits	31.1	34.2
Inventory reserve	19.2	16.4
Lease liabilities	44.7	43.3
Other assets	31.6	27.9
Valuation allowance	(72.7)	(62.0)
Total deferred tax assets(1)	326.9	323.0
Depreciation and amortization	(306.0)	(317.2)
Repatriation accrual	(24.2)	(24.5)
Foreign operating loss recapture	(3.1)	(3.4)
Lease assets	(44.3)	(43.4)
Total deferred tax liabilities(1)	(377.6)	(388.5)
Total net deferred tax assets (liabilities)	$(50.7)	$(65.5)
(1) Reflect gross amounts before jurisdictional netting of deferred tax assets and liabilities.
We assess available positive and negative evidence to estimate if sufficient future taxable income is expected to be generated to use existing deferred tax assets. On the basis of our assessment, we record valuation allowances only with respect to the portion of the deferred tax asset that is not more-likely-than-not to be realized. Our assessment of the future realizability of our deferred tax assets relies heavily on our forecasted earnings in certain jurisdictions determined by the manner in which we operate our business and the relevant carryforward periods. Any changes to our operations may affect our assessment of deferred tax assets considered realizable if the positive evidence no longer outweighs the negative evidence.
Net operating loss carryforwards of foreign subsidiaries at December 28, 2024 and December 30, 2023 were $466 million and $481 million, respectively. Tax credit carryforwards of both domestic and foreign subsidiaries at December 28, 2024 and December 30, 2023 totaled $15 million and $9 million, respectively. If unused, foreign net operating losses and tax credit carryforwards will expire as follows:

(In millions)	Net Operating Losses(1)	Tax Credits
Year of Expiry
2025	$2.6	$.2
2026	2.3	.2
2027	3.1	.4
2028	6.6	.8
2029	28.5	.4
2030-2044	23.6	11.7
Indefinite life/no expiry	399.4	1.1
Total	$466.1	$14.8
(1) Net operating losses are presented before tax effects and valuation allowance.
Certain indefinite-lived foreign net operating losses may require decades to be fully utilized under our current business model.
At December 28, 2024, we had net operating loss carryforwards in certain states of $575 million before tax effects. Based on our estimates of future state taxable income, it is more-likely-than-not that the majority of these carryforwards will not be realized before they expire. Accordingly, a valuation allowance has been recorded on $548 million of these carryforwards.
As of December 28, 2024, our provision for income taxes did not materially benefit from applicable tax holidays in foreign jurisdictions.
Unrecognized Tax Benefits
As of December 28, 2024, our unrecognized tax benefits totaled $81 million, $74 million of which, if recognized, would reduce our annual effective income tax rate. As of December 30, 2023, our unrecognized tax benefits totaled $88 million, $75 million of which, if recognized, would reduce our annual effective income tax rate.
Where applicable, we accrue potential interest and penalties related to unrecognized tax benefits in income tax expense. The interest and penalties we recognized during fiscal years 2024, 2023 and 2022 were not material, individually or in aggregate, to the Consolidated Statements of Income. We have $17 million and $16 million of accrued interest and penalties, net of tax benefit, in the Consolidated Balance Sheets at December 28, 2024 and December 30, 2023, respectively.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is set forth below.

(In millions)	2024	2023
Balance at beginning of year	$88.0	$69.5
Additions for tax positions of current year	11.4	15.4
Additions (reductions) for tax positions of prior years, net	(7.2)	8.0
Settlements with tax authorities	(4.6)	(1.8)
Expirations of statutes of limitations	(3.7)	(3.9)
Changes due to translation of foreign currencies	(2.8)	.8
Balance at end of year	$81.1	$88.0
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
Our President and Chief Executive Officer is the chief operating decision maker ("CODM") and is responsible for the allocation of resources and evaluation of performance of our reportable segments. The CODM's oversight includes establishing performance targets to advance our long-term strategy and increase stockholder value, allocating capital to our reportable segments to achieve those targets, developing compensation programs to incentivize segment leaders to achieve those targets, and analyzing key performance metrics to track progress against those targets. The CODM reviews the performance of each segment by comparing each reportable segment’s current period results with its annual operating plan targets, its most recent quarterly forecast, and the prior year to assess how segment results impacted our company’s overall results.
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

(In millions)	2024	2023	2022
Net sales to unaffiliated customers
Materials Group:
U.S.	$1,715.6	$1,687.8	$1,892.1
Europe, the Middle East and North Africa	2,091.0	2,007.1	2,396.2
Asia	1,388.0	1,315.2	1,390.3
Latin America	489.7	474.2	470.1
Other	328.7	327.0	346.4
Total Materials Group	6,013.0	5,811.3	6,495.1
Solutions Group:
Apparel and other	1,875.5	1,661.4	1,851.2
Identification Solutions and Vestcom	867.2	891.6	693.0
Total Solutions Group	2,742.7	2,553.0	2,544.2
Net sales to unaffiliated customers	$8,755.7	$8,364.3	$9,039.3
Revenue from our Materials Group reportable segment by product group is shown below.

(In millions)	2024	2023	2022
Net sales to unaffiliated customers
Materials Group:
Labels, graphics and reflectives	$5,266.0	$5,076.8	$5,725.7
Tapes and adhesives	676.0	665.3	696.3
Other	71.0	69.2	73.1
Total Materials Group	$6,013.0	$5,811.3	$6,495.1

Our total company revenue by geographic area is shown below. Revenue is attributed to geographic areas based on the location from which products are shipped.

(In millions)	2024	2023	2022
Net sales to unaffiliated customers
U.S.	$2,613.4	$2,578.3	$2,565.9
Europe, the Middle East and North Africa	2,418.6	2,306.7	2,683.6
Asia	2,763.1	2,545.2	2,817.2
Latin America	599.8	582.3	605.7
Other	360.8	351.8	366.9
Net sales to unaffiliated customers	$8,755.7	$8,364.3	$9,039.3
Net sales to unaffiliated customers in Asia included sales in China (including Hong Kong) of $1.40 billion in 2024, $1.30 billion in 2023 and $1.50 billion in 2022.
No single customer represented 10% or more of our net sales in year-end 2024, 2023 or 2022. Our ten largest customers by net sales in the aggregate represented approximately 16% of our net sales during 2024, 2023 and 2022.
Segment Information
During the fourth quarter of 2024, we modified our segment performance measure to exclude other expense (income), net. These changes align with how our CODM evaluates segment performance and allocates resources. Prior periods have been conformed to the current period presentation. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense, other non-operating expense (income), net; and other items. Segment results and reconciliation to income before taxes are presented below.

(In millions)	2024	2023	2022
Materials Group
Net sales to unaffiliated customers	$6,013.0	$5,811.3	$6,495.1
Segment expense(1)	5,088.3	5,022.1	5,649.2
Segment adjusted operating income	$924.7	$789.2	$845.9
Solutions Group
Net sales to unaffiliated customers	$2,742.7	$2,553.0	$2,544.2
Segment expense(1)	2,453.4	2,301.0	2,234.1
Segment adjusted operating income	$289.3	$252.0	$310.1
(1) Segment expense included cost of sales and marketing, general and administrative expense and excluded other expense (income), net, and other items.

(In millions)	2024	2023	2022
Segment adjusted operating income
Materials Group	$924.7	$789.2	$845.9
Solutions Group	289.3	252.0	310.1
Total	1,214.0	1,041.2	1,156.0
Corporate expense	(91.9)	(77.4)	(82.6)
Other expense (income), net and other items	(78.3)	(180.9)	.6
Interest expense	(117.0)	(119.0)	(84.1)
Other non-operating expense (income), net	26.7	30.8	9.4
Income before taxes	$953.5	$694.7	$999.3

Additional Segment Information
Additional financial information by reportable segment is shown below.
Intersegment sales are recorded at or near market prices and are eliminated in determining consolidated net sales. We do not disclose total assets by reportable segment since we neither generate nor review that information internally. As our reporting structure is neither organized nor reviewed internally by country, results by individual country are not provided.

(In millions)	2024	2023	2022
Intersegment sales
Materials Group	$162.8	$157.1	$137.1
Solutions Group	52.3	35.5	37.4
Intersegment sales	$215.1	$192.6	$174.5
Capital expenditures(1)(2)
Materials Group	$96.3	$117.8	$153.5
Solutions Group	120.8	148.7	144.0
Capital expenditures	$217.1	$266.5	$297.5
Depreciation and amortization expense(1)
Materials Group	$130.9	$127.8	$135.8
Solutions Group	181.3	170.6	154.9
Depreciation and amortization expense	$312.2	$298.4	$290.7
(1) Corporate capital expenditures and depreciation and amortization expense are allocated to the reportable segments based on their percentage of consolidated net sales.
(2) Capital expenditures for property, plant and equipment included accruals.
Entity-wide Information
Other expense (income), net by type were as follows:

(In millions)	2024	2023	2022
Other expense (income), net by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$35.4	$70.8	$7.6
Asset impairment and lease cancellation charges	6.5	8.6	.1
Other items:
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	16.4	29.9	—
(Gain) loss on venture investments	19.2	1.5	(13.5)
Outcomes of legal matters and settlements, net(1)	(6.2)	64.3	6.3
Transaction and related costs	.3	5.3	.3
(Gain) loss on sales of assets	—	.5	(1.4)
Other expense (income), net	$71.6	$180.9	$(.6)
(1) Amount for 2023 included an additional contingent liability related to the Adasa litigation in the amount of $56.3 million. Refer to Note 8, “Contingencies” for more information.
Long-lived assets (including property, plant and equipment, net, and operating lease assets) in our U.S. and non-U.S. operations were as follows:

(In millions)	2024	2023
Long-lived assets
U.S.	$642.7	$662.8
Non-U.S.	1,171.5	1,163.2
Long-lived assets	$1,814.2	$1,826.0
Long-lived assets located in China (including Hong Kong) were approximately $288 million in 2024 and $305 million in 2023.

NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION
Inventories
Inventories at year-end were as follows:

(In millions)	2024	2023
Raw materials	$435.0	$415.4
Work-in-progress	224.9	238.2
Finished goods	318.2	267.1
Inventories	$978.1	$920.7
Property, Plant and Equipment, Net
Major classes of property, plant and equipment, stated at cost, at year-end were as follows:

(In millions)	2024	2023
Land	$35.1	$35.9
Buildings and improvements	852.3	817.9
Machinery and equipment	2,903.4	2,799.5
Construction-in-progress	202.7	317.1
Property, plant and equipment	3,993.5	3,970.4
Accumulated depreciation	(2,406.8)	(2,344.6)
Property, plant and equipment, net	$1,586.7	$1,625.8
Software
Capitalized software costs at year-end were as follows:

(In millions)	2024	2023
Cost	$360.0	$362.4
Accumulated amortization	(249.3)	(257.9)
Software, net	$110.7	$104.5
Software amortization expense was $25.1 million in 2024, $23.4 million in 2023 and $29.5 million in 2022.
Cloud Computing Arrangements
Capitalized implementation costs at year-end were as follows:

(In millions)	2024	2023
Cost	$97.1	$59.8
Accumulated amortization	(17.9)	(9.4)
Capitalized implementation costs, net	$79.2	$50.4
Capitalized implementation cost amortization expense was $8.0 million in 2024 and $4.5 million in 2023.
Allowance for Credit Losses
Given the short-term nature of trade receivables, our allowance for credit losses is based on the financial condition of customers, the aging of receivable balances, our historical collections experience, and current and expected future macroeconomic and market conditions. Balances are written off in the period in which they are determined to be uncollectible.

The activity related to our allowance for credit losses was as follows:

(In millions)	2024	2023
Balance at beginning of year	$34.4	$34.4
Provision for credit losses	4.6	4.4
Amounts written off	(8.9)	(6.3)
Other, including foreign currency translation	(1.1)	1.9
Balance at end of year	$29.0	$34.4
The provision for credit losses was $6.9 million in 2022.
Research and Development
Research and development expense, which was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income, was as follows:

(In millions)	2024	2023	2022
Research and development expense	$137.8	$135.8	$136.1
Supplemental Cash Flow Information
Cash paid for interest and income taxes was as follows:

(In millions)	2024	2023	2022
Interest	$111.8	$109.9	$80.9
Income taxes, net of refunds	226.8	234.9	204.8
Foreign Currency Effects
Gains and losses resulting from foreign currency transactions are included in income in the period incurred. Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency), including hedging impacts, were not material in 2024, 2023 or 2022.
Deferred Revenue
Deferred revenue primarily relates to constrained variable consideration on supply agreements for sales of products, as well as to payments received in advance of performance under a contract. Deferred revenue is recognized as revenue as or when we perform under a contract.
The following table shows the amounts and balance sheet locations of deferred revenue as of December 28, 2024 and December 30, 2023:

(In millions)	December 28, 2024	December 30, 2023
Other current liabilities	$15.5	$18.1
Long-term retirement benefits and other liabilities	1.2	1.3
Total deferred revenue	$16.7	$19.4
Revenue recognized from amounts included in deferred revenue as of December 30, 2023 was $17.5 million in 2024. Revenue recognized from amounts included in deferred revenue as of December 31, 2022 was $21.0 million in 2023. Revenue recognized from amounts included in deferred revenue as of January 1, 2022 was $23.5 million in 2022. This revenue was included in “Net sales” in the Consolidated Statements of Income.

Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable in our Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our Consolidated Statements of Cash Flows. As of December 28, 2024 and December 30, 2023, the amounts due to financial institutions for suppliers that participate in these programs were $384.6 million and $397.4 million, respectively.
The activity related to our supplier finance programs was as follows:

(In millions)	2024
Balance at beginning of year	$397.4
Invoices confirmed during the year	1,339.3
Invoices paid during the year	(1,328.9)
Other, including foreign currency translation	(23.2)
Balance at end of year	$384.6
Argentine Blue Chip Swap Transactions
During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies or remit foreign currency out of Argentina. Due to these currency exchange restrictions, markets in Argentina use a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars in and out of Argentina. During 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million that we recorded in "Other expense (income), net" in our Consolidated Statements of Income. Purchases and the proceeds from sales of Argentine Blue Chip Swap securities were included in investing activities in our Consolidated Statements of Cash Flows.

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
Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2024.
The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in Item 8 of this report.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the fourth quarter of 2024.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and corporate governance required by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 24, 2025 (our “2025 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers required by this Item appears, in part, as referenced below. If applicable, information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2025 Proxy Statement.
The information required by this Item concerning our Audit Committee is incorporated by reference from our 2025 Proxy Statement.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS(1)

Name and Position	Age	Executive Officer Since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Deon M. Stander President and Chief Executive Officer	56	August 2016	2022-2023	President and Chief Operating Officer
			2015-2022	Vice President and General Manager, RBIS
			2013-2015	Vice President and General Manager, Global Commercial and Innovation, RBIS
			2010-2012	Vice President and General Manager, Global Commercial, RBIS

Mitchell R. Butier Executive Chairman	53	March 2007	2022-2023	Chairman and Chief Executive Officer
			2019-2022	Chairman, President and Chief Executive Officer
			2016-2019	President and Chief Executive Officer
			2015-2016	President and Chief Operating Officer
			2014-2015	President, Chief Operating Officer and Chief Financial Officer
			2010-2014	Senior Vice President and Chief Financial Officer
			2007-2010	Vice President, Global Finance, and Chief Accounting Officer

Danny G. Allouche Senior Vice President, Chief Strategy and Corporate Development Officer, and Interim Chief Financial Officer	50	November 2024	2022-2024	Senior Vice President and Chief Strategy and Corporate Development Officer
			2021-2022	Vice President, Chief Strategy and Corporate Development Officer
			2016-2021	Vice President, Corporate Development
			2015-2016	Vice President, Treasury and Corporate Development

Gregory S. Lovins Senior Vice President and Chief Financial Officer(2)	52	March 2017	2017	Vice President and Interim Chief Financial Officer
			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance, Materials Group

Deena Baker-Nel Senior Vice President and Chief Human Resources Officer	54	September 2020	2020-2022	Vice President and Chief Human Resources Officer
			2018-2020	Vice President, Human Resources, LGM
			2015-2018	Vice President, Human Resources, RBIS

Nicholas R. Colisto Senior Vice President and Chief Information Officer	58	September 2020	2018-2022	Vice President and Chief Information Officer
			2012-2018	Senior Vice President and Chief Information Officer, Xylem Inc.

Name and Position	Age	Executive Officer Since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Francisco Melo President, Solutions Group	51	April 2023	2022-2023	Senior Vice President and General Manager, Avery Dennison Smartrac
			2013-2022	Vice President and General Manager, Avery Dennison Smartrac
			2012-2013	Vice President Global Inventory Accuracy and Loss Prevention, Information Solutions Market Development

Divina F. Santiago Vice President, Controller	55	September 2023	2022-2023	Vice President, Finance
			2008-2022	Senior Director, Finance

Ignacio J. Walker Senior Vice President and Chief Legal Officer	48	September 2020	2020-2022	Vice President and Chief Legal Officer
			2020	Vice President and Assistant General Counsel, Americas
			2018-2019	Vice President and Assistant General Counsel
			2013-2017	Vice President and Assistant General Counsel, RBIS

Ryan D. Yost President, Materials Group	49	March 2024	2023-2024	Vice President and General Manager, Identification Solutions and Vestcom
			2021-2023	Vice President and General Manager, Identification Solutions
			2019-2021	Vice President and General Manager, Printer Solutions
______________________
(1) Executive officers are generally elected on the date of our annual stockholder meeting to serve a one-year term or until their successors are duly elected and qualified.
(2) On leave of absence
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable exchange listing standards. Our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2025 Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

AVERY DENNISON CORPORATION
EXHIBIT INDEX
For the Year Ended December 28, 2024

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective as of April 25, 2024.	3.1	Current Report on Form 8-K, filed April 26, 2024

3.1(iii)	Amended and Restated Bylaws, effective as of April 25, 2024	3.2	Current Report on Form 8-K, filed April 26, 2024

4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “1991 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

4.3	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995

4.4	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee (the “2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

4.5	Officers’ Certificate establishing Securities entitled “6.000% Notes due 2033” under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

4.6	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

4.7	Indenture, dated as of November 20, 2007, between Registrant and Bank of New York	4.2	Current Report on Form 8-K, filed November 20, 2007

4.8	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and Bank of NY	4.2	Current Report on Form 8-K, filed April 8, 2013

4.9	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”) as Trustee (including Form of 1.250% Senior Notes due 2025 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 3, 2017

4.10	Fifth Supplemental Indenture, dated as of December 6, 2018, between Registrant and BNY Mellon, as Trustee (including Form of 4.875% Senior Notes due 2028 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed December 6, 2018

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

4.11	Sixth Supplemental Indenture, dated as of March 11, 2020, between Registrant and BNY Mellon, as Trustee (including Form of 2.650% Senior Notes due 2030 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 11, 2020

4.12	Seventh Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee	4.2	Current Report on Form 8-K filed on August 18, 2021

4.13	Eighth Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee (including Form of 2.250% Senior Notes due 2032 on Exhibit A thereto)	4.3	Current Report on Form 8-K filed on August 18, 2021

4.14	Ninth Supplemental Indenture, dated as of March 15, 2023, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of 5.750% Senior Notes due 2033 on Exhibit A thereto)	4.2	Current Report on Form 8-K filed on March 15, 2023

4.15	Tenth Supplemental Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of November 4, 2024 (including Form of 3.750% Senior Notes due 2034 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed on November 4, 2024

4.16†	Description of Securities	N/A	N/A

10.1	Credit Agreement, dated as of June 26, 2024, among Registrant, as borrower; a syndicate of lenders party thereto; Mizuho Bank, Ltd., as administrative agent; Mizuho Bank, Ltd. and Bank of America, N.A., as syndication agents; and Citibank, N.A., as documentation agent	10.1	Current Report on Form 8-K, filed June 27, 2024

10.2*	Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009

10.3*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

10.4*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.5*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011

10.6*	Amended and Restated Stock Option and Incentive Plan (“Equity Plan”)	A	2012 Proxy Statement on Schedule 14A, filed March 9, 2012

10.7*	First Amendment to Equity Plan	10.20	2014 Annual Report on Form 10-K, filed February 25, 2015

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.8*	2017 Incentive Award Plan (“2017 Plan”)	B	2017 Proxy Statement on Schedule 14A, filed March 10, 2017

10.9*	Amended and Restated Annual Incentive Plan	10.1	Quarterly Report on Form 10-Q, filed May 1, 2020

10.10*	Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

10.11*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.12*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

10.13*	2005 Executive Variable Deferred Retirement Plan, amended and restated January 1, 2019	4.4	Registration Statement on Form S-8, filed July 30, 2024

10.14*†	Amended and Restated Key Executive Change of Control Severance Plan	N/A	N/A

10.15*†	Amended and Restated Executive Severance Plan	N/A	N/A

10.16*†	Form of Executive Severance Agreement	N/A	N/A

10.17*	Amended and Restated Long-Term Incentive Unit Plan (“LTI Unit Plan”)	10.2	Quarterly Report on Form 10-Q, filed May 1, 2020

10.18*	Form of Restricted Stock Unit Agreement under Equity Plan	10.38	2013 Annual Report on Form 10-K, filed February 26, 2014

10.19*	Form of Performance Unit Agreement under Equity Plan	10.39	2013 Annual Report on Form 10-K, filed February 26, 2014

10.20*	Form of Market-Leveraged Stock Unit Agreement under Equity Plan	10.40	2013 Annual Report on Form 10-K, filed February 26, 2014

10.21*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014

10.22*	Form of Director Restricted Stock Unit Agreement under 2017 Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017

10.23*	Form of Employee Market-Leveraged Stock Unit Agreement under 2017 Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017

10.24*	Form of Employee Performance Unit Agreement under 2017 Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
10.25*	Form of Employee Restricted Stock Unit Agreement under 2017 Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017

10.26*	Form of Employee Non-Qualified Stock Option Agreement under 2017 Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017

10.27*	Offer Letter to Gregory Lovins, dated July 10, 2017	10.1	Quarterly Report on Form 10-Q, filed August 1, 2017

10.28*	Offer Letter to Deena Baker-Nel, dated August 26, 2020	10.1	Quarterly Report on Form 10-Q, filed May 3, 2022

10.29*	Offer Letter to Ignacio Walker, dated August 25, 2020	10.2	Quarterly Report on Form 10-Q, filed May 3, 2022

10.30*	Offer Letter to Francisco Melo, dated February 27, 2023	10.2	Quarterly Report on Form 10-Q, filed May 2, 2023

10.31*	Offer Letter to Mitchell Butier, dated May 25, 2023	10.1	Quarterly Report on Form 10-Q, filed August 1, 2023

10.32*	Offer Letter to Deon Stander, dated May 25, 2023	10.2	Quarterly Report on Form 10-Q, filed August 1, 2023

10.33	Offer Letter to Ryan Yost, dated February 12, 2024	10.1	Quarterly Report on Form 10-Q, filed April 30, 2024

10.34†	Offer Letter to Danny Allouche, dated November 14, 2024	N/A	N/A

19†	Insider Trading Compliance Policy and Procedures	N/A	N/A

21†	List of Subsidiaries	N/A	N/A

23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A

24†	Power of Attorney (see Signatures – Power of Attorney)	N/A	N/A

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

97	Policy for Recovery of Erroneously Awarded Compensation	97	2023 Annual Report on Form 10-K, filed February 21, 2024

101.INS†††	Inline XBRL Instance Filing – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	N/A	N/A

101.SCH†††	Inline XBRL Extension Schema Filing	N/A	N/A

101.CAL†††	Inline XBRL Extension Calculation Linkbase Filing	N/A	N/A

101.DEF†††	Inline XBRL Extension Definition Linkbase Filing	N/A	N/A

101.LAB†††	Inline XBRL Extension Label Linkbase Filing	N/A	N/A

101.PRE†††	Inline XBRL Extension Presentation Linkbase Filing	N/A	N/A

104†††	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of the Exhibit 101 inline XBRL document set
______________________

(1)	Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†††	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.
Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By:	/s/ Danny G. Allouche
Danny G. Allouche
Senior Vice President, Chief Strategy and Corporate Development Officer, and Interim Chief Financial Officer
Dated: February 26, 2025

POWER OF ATTORNEY
Each person whose signature appears below does hereby constitute and appoint Danny G. Allouche and Ignacio J. Walker, and each of them, with full power of substitution, his or her true and lawful attorney-in-fact to act for him or her in any and all capacities, to sign this Annual Report on Form 10-K and any or all amendments or supplements thereto, and to file each of the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in order to effectuate the same as fully, to all intents and purposes, as he or she could do in person, hereby ratifying and confirming all that said attorneys-in-fact or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Deon M. Stander	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Deon M. Stander

/s/ Danny G. Allouche	Senior Vice President, Chief Strategy and Corporate Development Officer, and Interim Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Danny G. Allouche

/s/ Divina F. Santiago	Vice President, Controller (Principal Accounting Officer)	February 26, 2025
Divina F. Santiago

/s/ Mitchell R. Butier	Executive Chairman	February 26, 2025
Mitchell R. Butier

/s/ Bradley A. Alford	Director	February 26, 2025
Bradley A. Alford

/s/ Ward H. Dickson	Director	February 26, 2025
Ward H. Dickson

/s/ Andres A. Lopez	Director	February 26, 2025
Andres A. Lopez

/s/ Maria Fernanda Mejia	Director	February 26, 2025
Maria Fernanda Mejia

/s/ Francesca Reverberi	Director	February 26, 2025
Francesca Reverberi

/s/ Patrick T. Siewert	Director	February 26, 2025
Patrick T. Siewert

/s/ William R. Wagner	Director	February 26, 2025
William R. Wagner