Form 10-Q
period 2025-03-29
Avery Dennison Corp
filed 2025-04-29
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________
Commission file number 1-7685
AVERY DENNISON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1492269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8080 Norton Parkway Mentor, Ohio	44060
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 534-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value	AVY	New York Stock Exchange
3.75% Senior Notes due 2034	AVY34	Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of April 26, 2025: 78,175,563

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2025 QUARTERLY REPORT ON FORM 10-Q

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
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impact on underlying demand for our products from global economic conditions, tariffs, geopolitical uncertainty, and changes in environmental standards, regulations, and preferences; (ii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iii) the cost and availability of raw materials; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions.
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025, and subsequent quarterly reports on Form 10-Q. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide economic, social, geopolitical and market conditions; changes in geopolitical conditions, including those related to trade relations and tariffs, China, the Russia-Ukraine war, the Israel-Hamas war and related hostilities in the Middle East; fluctuations in foreign currency exchange rates; and other risks associated with international operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; environmental regulations and sustainability trends; the impact of competitive products and pricing; the execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; the financial condition of distributors; outsourced manufacturers; product and service quality claims; restructuring and other cost reduction actions; our ability to generate sustained productivity improvement and our ability to achieve and sustain targeted cost reductions; the timely development and market acceptance of new products, including sustainable or sustainably-sourced products; our investment in development activities and new production facilities; the collection of receivables from customers; and our sustainability and governance practices
•Information Technology – disruptions in information technology systems; cybersecurity events or other security breaches; and successful installation of new or upgraded information technology systems
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; and the realization of deferred tax assets
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – our ability to obtain adequate financing arrangements and maintain access to capital; credit rating risks; fluctuations in interest rates; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of our intellectual property; the impact of legal and regulatory proceedings, including with respect to compliance and anti-corruption, environmental, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the date of this Form 10-Q. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$195.9	$329.1
Trade accounts receivable, less allowances of $28.9 and $29.0 at March 29, 2025 and December 28, 2024, respectively	1,518.0	1,466.2
Inventories	1,017.5	978.1
Other current assets	299.0	305.3
Total current assets	3,030.4	3,078.7
Property, plant and equipment, net	1,583.0	1,586.7
Goodwill	1,991.4	1,976.2
Other intangibles resulting from business acquisitions, net	734.7	755.3
Deferred tax assets	119.0	110.0
Other assets	896.2	897.3
Total assets	$8,354.7	$8,404.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$877.5	$592.3
Accounts payable	1,272.6	1,340.7
Accrued payroll and employee benefits	192.8	288.9
Other current liabilities	609.9	640.7
Total current liabilities	2,952.8	2,862.6
Long-term debt and finance leases	2,581.6	2,559.9
Long-term retirement benefits and other liabilities	430.8	434.6
Deferred tax liabilities and income taxes payable	219.0	234.8
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at March 29, 2025 and December 28, 2024; issued – 124,126,624 shares at March 29, 2025 and December 28, 2024; outstanding – 78,552,144 shares and 79,800,396 shares at March 29, 2025 and December 28, 2024, respectively	124.1	124.1
Capital in excess of par value	817.7	840.6
Retained earnings	5,276.5	5,151.2
Treasury stock at cost, 45,574,480 shares and 44,326,228 shares at March 29, 2025 and December 28, 2024, respectively	(3,598.6)	(3,347.5)
Accumulated other comprehensive loss	(449.2)	(456.1)
Total shareholders’ equity	2,170.5	2,312.3
Total liabilities and shareholders’ equity	$8,354.7	$8,404.2
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 29, 2025	March 30, 2024
Net sales	$2,148.3	$2,151.3
Cost of products sold	1,526.8	1,519.1
Gross profit	621.5	632.2
Marketing, general and administrative expense	347.0	365.2
Other expense (income), net	19.9	12.6
Interest expense	30.9	28.6
Other non-operating expense (income), net	(3.3)	(8.6)
Income before taxes	227.0	234.4
Provision for income taxes	60.7	62.0
Net income	$166.3	$172.4

Per share amounts:
Net income per common share	$2.10	$2.14
Net income per common share, assuming dilution	$2.09	$2.13

Weighted average number of shares outstanding:
Common shares	79.2	80.5
Common shares, assuming dilution	79.4	81.0
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net income	$166.3	$172.4
Other comprehensive income (loss), net of tax:
Foreign currency translation	2.9	(11.9)
Pension and other postretirement benefits	.6	.2
Cash flow hedges	4.9	(2.2)
Fair value hedges	(1.5)	—
Other comprehensive income (loss), net of tax	6.9	(13.9)
Total comprehensive income, net of tax	$173.2	$158.5
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Operating Activities
Net income	$166.3	$172.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	48.8	49.0
Amortization	29.1	28.3
Provision for credit losses and sales returns	11.9	11.8
Stock-based compensation	7.9	7.5
Deferred taxes and other non-cash taxes	(14.8)	(3.0)
Other non-cash expense and loss (income and gain), net	20.5	18.1
Changes in assets and liabilities and other adjustments	(286.0)	(164.3)
Net cash (used in) provided by operating activities	(16.3)	119.8

Investing Activities
Purchases of property, plant and equipment	(36.0)	(48.8)
Purchases of software and other deferred charges	(7.6)	(6.9)
Purchases of Argentine Blue Chip Swap securities	—	(20.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	14.0
Proceeds from sales of property, plant and equipment	—	.1
Proceeds from insurance and sales (purchases) of investments, net	6.8	.1
Proceeds from settlement of net investment hedges	6.2	—
Payments for acquisitions, net of cash acquired, and venture investments	(2.6)	(.3)
Net cash used in investing activities	(33.2)	(62.0)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	796.5	15.9
Repayments of long-term debt and finance leases	(525.0)	(1.7)
Dividends paid	(69.4)	(65.3)
Share repurchases	(261.6)	(15.6)
Net (tax withholding) proceeds related to stock-based compensation	(11.9)	(18.3)
Payments for settlement of fair value hedges	(13.5)	—
Net cash used in financing activities	(84.9)	(85.0)

Effect of foreign currency translation on cash balances	1.2	(2.1)
Increase (decrease) in cash and cash equivalents	(133.2)	(29.3)
Cash and cash equivalents, beginning of year	329.1	215.0
Cash and cash equivalents, end of period	$195.9	$185.7
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and related notes in our 2024 Annual Report on Form 10-K, which should be read in conjunction with this report. These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions affecting (i) our reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and (ii) our reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three months ended March 29, 2025 and March 30, 2024 each consisted of a thirteen-week period.
In January 2025, the Audit Committee of our Board of Directors approved a change to our previous 52- or 53-week fiscal year generally ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. Our 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025 and fiscal years 2026 and beyond will begin on January 1 and end on December 31.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current-year presentation. Refer to Note 11, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Accounting Guidance Update
In the first quarter of 2025 we adopted guidance related to the accounting for and disclosure of crypto assets. The impact of this adoption was not material to our financial statements or disclosures.
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the three months ended March 29, 2025 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 28, 2024	$606.1	$1,370.1	$1,976.2
Translation adjustments	10.9	4.3	15.2
Goodwill as of March 29, 2025	$617.0	$1,374.4	$1,991.4
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $22.1 million and $22.4 million for the three months ended March 29, 2025 and March 30, 2024, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2025 and for each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2025 (remainder of year)	$66.2
2026	85.5
2027	85.2
2028	77.4
2029	62.0
2030 and thereafter	203.5

Avery Dennison Corporation
Note 3. Debt
In the first quarter of 2025, we repaid our €500 million of senior notes at maturity using the net proceeds from the €500 million of senior notes we issued in the fourth quarter of 2024, cash flows from operations and commercial paper borrowings.
During 2024, we entered into foreign currency forward contracts that we designated as fair value hedges to hedge a portion of the principal balance of our euro-denominated debt that offset changes in the fair value of the hedged item attributable to foreign currency risk. These foreign currency forward contracts related to our €500 million of senior notes that matured in the first quarter of 2025 and were settled at that time. Refer to Note 5, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.34 billion at March 29, 2025 and $3.01 billion at December 28, 2024. Fair value was determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $1.20 billion revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents in excess of $50.0 million to a certain measure of income. As of both March 29, 2025 and December 28, 2024, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of March 29, 2025 or December 28, 2024.
Note 4. Cost Reduction Actions
2025 Actions
We recorded $4.8 million in restructuring charges, net of reversals, during the three months ended March 29, 2025. These charges consisted of severance and related costs for the reduction of approximately 130 positions, as well as asset impairment charges, at various locations across our company. Our 2025 actions are primarily intended to optimize the operational footprint in our Solutions Group reportable segment.
During the three months ended March 29, 2025, restructuring charges and payments were as follows:

(In millions)	Accrual at December 28, 2024	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at March 29, 2025
2025 Actions
Severance and related costs	$10.0	$4.6	$(8.3)	$—	$—	$6.3
Asset impairment charges	—	.2	—	(.2)	—	—
Total	$10.0	$4.8	$(8.3)	$(.2)	$—	$6.3
Accruals for severance and related costs, as well as lease cancellation charges, were included in “Other current liabilities” and “Long-term retirement benefits and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. Asset impairment charges were based on the estimated market value of the assets, less selling costs, if applicable. Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$2.5	$2.5
Solutions Group	2.0	3.4
Corporate	.4	.1
Total	$4.9	$6.0

Avery Dennison Corporation
Note 5. Financial Instruments
We use various derivative financial instruments to manage risks in foreign currency exchange rates, commodity prices and interest rates. We recognize derivative financial instruments as either assets or liabilities at fair value in the unaudited Condensed Consolidated Balance Sheets. Refer to Note 9, “Fair Value Measurements,” to the unaudited Condensed Consolidated Financial Statements for more information.
Fair Value Hedges
During 2024, we entered into foreign currency forward contracts to hedge a portion of the principal balance of our €500 million of senior notes that matured in the first quarter of 2025 and €500 million of senior notes due in the fourth quarter of 2034 to offset changes in the fair value of the hedged item attributable to foreign currency risk. The foreign currency forward contracts hedging our €500 million of senior notes due in the fourth quarter of 2034 mature in December 2025.
Refer to Note 3, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Cash Flow Hedges
During 2020, we entered into U.S. dollar to euro cross-currency swap contracts to effectively convert our fixed-rate U.S. dollar-denominated debt to euro-denominated debt, including semiannual interest payments and the payment of principal at maturity. During the term of the contracts, which end on April 30, 2030, we pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars.
We designate commodity forward contracts on forecasted purchases of commodities as cash flow hedges. The impact of these commodity hedge activities on the unaudited Condensed Consolidated Financial Statements was not material.
Net Investment Hedges
During 2024, we entered into foreign currency forward contracts and zero-cost collars, combining each pair as net investment hedges for accounting purposes, to minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and the bought call strike rates of the contracts. The notional amount of the hedges of €500 million at March 29, 2025 mature in December 2025.
Other Derivatives
We enter into foreign currency exchange contracts to reduce the risk from foreign currency exchange rate fluctuations associated with our receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. The impact of these foreign currency exchange on the unaudited Condensed Consolidated Financial Statements was not material.

The following table shows the fair value and balance sheet locations of our fair value hedges, our cross-currency swap contracts designated as cash flow hedges and net investment hedges as of March 29, 2025 and December 28, 2024:

(In millions)	Notional Amount	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Type of Hedge
March 29, 2025
Derivatives designated as hedges:
Foreign currency forward contracts	$539.4	$—	$—	$8.7	Fair value
Cross-currency swap contracts	250.0	—	10.0	—	Cash flow
Foreign currency forward contracts with collars	539.4	6.7	—	—	Net investment
Total		$6.7	$10.0	$8.7

December 28, 2024
Derivatives designated as hedges:
Foreign currency forward contracts	$958.9	$.2	$—	$36.7	Fair value
Cross-currency swap contracts	250.0	—	10.9	—	Cash flow
Foreign currency forward contracts with collars	958.9	17.8	—	.2	Net investment
Total		$18.0	$10.9	$36.9

Avery Dennison Corporation
The following table shows the components of net gains (losses) recognized in income related to derivative instruments:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Gain (loss) on derivatives designated as fair value hedges:
Foreign currency forward contracts - Marketing, general and administrative expense	$19.9	$—
The impact of the hedged items associated with the derivative in the table above is recorded to the same income statement line as the derivative instrument. The net gains (losses) recognized in income related to our cross-currency swap contracts were not material to the unaudited Condensed Consolidated Statements of Income for the three months ended March 29, 2025 and March 30, 2024.
The loss recognized in translation for the net investment hedges was approximately $8 million for the three months ended March 29, 2025.
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(Dollars in millions)	March 29, 2025	March 30, 2024
Income before taxes	$227.0	$234.4
Provision for income taxes	60.7	62.0
Effective tax rate	26.7%	26.5%

Our provision for income taxes for the three months ended March 29, 2025 included a net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for the three months ended March 29, 2025 also included a discrete benefit from a favorable ruling related to deductibility of interest expense in a foreign jurisdiction.
Our provision for income taxes for the three months ended March 30, 2024 included a net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for the three months ended March 30, 2024 was favorably affected by the tax impacts resulting from Blue Chip Swap transactions in Argentina, which was partially offset by tax charges driven by higher interest expense in a foreign jurisdiction.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. We and our U.S. subsidiaries have completed the Internal Revenue Service Compliance Assurance Process through 2022. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
Subsequent to the end of the first quarter of 2025, we were notified of a court decision denying our application of incentive tax rates in a foreign jurisdiction for tax years 2016-2019. This decision by the appellate court could lead to an effective settlement with regard to the applicable uncertain tax positions. We currently do not expect this decision to have a material adverse impact on our provision for income taxes or cash flows as tax assessments were paid as a prerequisite for our appeal.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $6 million, primarily as a result of closing tax years.

Avery Dennison Corporation
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	March 29, 2025	March 30, 2024
(A)Net income	$166.3	$172.4
(B)Weighted average number of common shares outstanding	79.2	80.5
Dilutive shares (additional common shares issuable under stock-based awards)	.2	.5
(C) Weighted average number of common shares outstanding, assuming dilution	79.4	81.0
Net income per common share: (A) ÷ (B)	$2.10	$2.14
Net income per common share, assuming dilution: (A) ÷ (C)	$2.09	$2.13
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for both the three months ended March 29, 2025 and March 30, 2024.
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Common stock issued, $1 par value per share	$124.1	$124.1
Capital in excess of par value
Beginning balance	$840.6	$854.5
Issuance of shares under stock-based compensation plans(1)	(22.9)	(20.5)
Ending balance	$817.7	$834.0
Retained earnings
Beginning balance	$5,151.2	$4,691.8
Cumulative-effect adjustment upon adoption of accounting standard update(2)	10.2	—
Net income	166.3	172.4
Issuance of shares under stock-based compensation plans(1)	11.2	3.2
Contribution of shares to 401(k) plan(1)	7.0	7.0
Dividends	(69.4)	(65.3)
Ending balance	$5,276.5	$4,809.1
Treasury stock at cost
Beginning balance	$(3,347.5)	$(3,134.4)
Repurchase of shares for treasury	(261.6)	(15.6)
Issuance of shares under stock-based compensation plans(1)	7.7	6.5
Contribution of shares to 401(k) plan(1)	2.8	2.3
Ending balance	$(3,598.6)	$(3,141.2)
Accumulated other comprehensive loss
Beginning balance	$(456.1)	$(408.1)
Other comprehensive income (loss), net of tax	6.9	(13.9)
Ending balance	$(449.2)	$(422.0)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
(2)In the first quarter of 2025, we adopted an accounting guidance update that requires crypto assets to be measured at fair value. This adjustment reflected the difference between the carrying value of our holdings in crypto assets and their fair value as of the beginning of 2025. These crypto assets were not material to the unaudited Condensed Consolidated Financial Statements.

Avery Dennison Corporation
Dividends per common share were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Dividends per common share	$.88	$.81
In April 2025, subsequent to the end of the first quarter of 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 29, 2025 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Fair Value Hedges	Total
Balance as of December 28, 2024	$(375.5)	$(78.0)	$(4.6)	$2.0	$(456.1)
Other comprehensive income (loss) before reclassifications, net of tax	2.9	—	4.3	(1.5)	5.7
Reclassifications to net income, net of tax	—	.6	.6	—	1.2
Other comprehensive income (loss), net of tax	2.9	.6	4.9	(1.5)	6.9
Balance as of March 29, 2025	$(372.6)	$(77.4)	$.3	$.5	$(449.2)
(1)Included the impact of our foreign currency forward contracts and zero-cost collars, accounted for as net investment hedges. Refer to Note 5, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
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

Avery Dennison Corporation
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of March 29, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$47.4	$22.3	$25.1	$—
Derivative assets	21.7	.4	21.3	—
Bank drafts	9.0	9.0	—	—
Liabilities
Derivative liabilities	$22.0	$.8	$21.2	$—
Contingent consideration liabilities	4.8	—	—	4.8
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2024 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.0	$24.2	$23.8	$—
Derivative assets	41.2	.4	40.8	—
Bank drafts	5.2	5.2	—	—
Liabilities
Derivative liabilities	$41.5	$.4	$41.1	$—
Contingent consideration liabilities	4.8	—	—	4.8
Investments include fixed income securities (primarily U.S. government and corporate debt and equity securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of March 29, 2025, investments of $1.5 million, $38.8 million and $7.1 million were included in “Cash and cash equivalents,” “Other current assets” and “Other assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 28, 2024, investments of $1.5 million, $38.1 million, and $8.4 million were included in “Cash and cash equivalents,” “Other current assets” and “Other assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months), which are valued at face value due to their short-term nature, were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of March 29, 2025 relate to estimated earn-out payments associated with an acquisition completed in 2021, which are subject to the acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified as Level 3. Activity related to contingent consideration was immaterial for the three months ended March 29, 2025 and March 30, 2024.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $50 million and $45 million as of March 29, 2025 and December 28, 2024, respectively, which was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. Starting in the second quarter of 2024, we began revaluing certain venture investments based on Level 1 inputs; the fair value of these investments was $7.1 million and $8.4 million as of March 29, 2025 and December 28, 2024, respectively. We recognized net losses of $14.3 million and $2.2 million related to these investments in the three months ended March 29, 2025 and March 30, 2024, respectively. These net gains or losses were recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.

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
Because of the uncertainties associated with claims resolution and litigation, future expenses to resolve legal proceedings could be higher than the liabilities we have accrued. If information were to become available that allowed us to reasonably estimate an amount higher or lower than what we have accrued in the range of potential expenses determine to be probable, we would adjust our accrued liabilities accordingly. Additional lawsuits, claims, inquiries and other regulatory and compliance matters could arise in the future. The range of expenses for resolving any future matters would be assessed as they arise; until then, a range of potential expenses for their resolution cannot be determined. Based upon current information, we believe that the impact of the resolution of legal proceedings would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.
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
As of March 29, 2025, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we enter into with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the three months ended March 29, 2025 is shown below.

(In millions)
Balance at December 28, 2024	$13.0
Charges, net of reversals	.1
Payments	(.7)
Balance at March 29, 2025	$12.4
Approximately $5 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of both March 29, 2025 and December 28, 2024, respectively.

Avery Dennison Corporation
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

	Three Months Ended
(In millions)	March 29, 2025(2)	March 30, 2024
Net sales to unaffiliated customers(1)
Materials Group:
North America	$490.2	$477.1
Europe, the Middle East and North Africa	517.6	534.7
Asia Pacific	358.5	364.1
Latin America	113.8	120.6
Total Materials Group	1,480.1	1,496.5
Solutions Group:
Apparel and other	454.8	459.9
Identification Solutions and Vestcom	213.4	194.9
Total Solutions Group	668.2	654.8
Net sales to unaffiliated customers	$2,148.3	$2,151.3
(1)Certain prior-period amounts have been reclassified to conform to the current-year presentation.
(2)Beginning in the first quarter of 2025 and to better align with our growth strategy, revenues for certain RFID products were reflected in the Materials Group reportable segment; in prior years, these revenues were reflected in the Solutions Group reportable segment. Prior-year amounts were not material.
Segment Information
During the fourth quarter of 2024, we modified our segment performance measure to exclude other expense (income), net. These changes align with how our chief operating decision maker evaluates segment performance and allocates resources. The prior period has been conformed to the current period presentation. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; other non-operating expense (income), net; and other items. Segment results and reconciliation to income before taxes are presented below.

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Materials Group
Net sales to unaffiliated customers	$1,480.1	$1,496.5
Segment expense(1)	1,249.8	1,256.0
Segment adjusted operating income	$230.3	$240.5
Solutions Group
Net sales to unaffiliated customers	$668.2	$654.8
Segment expense(1)	600.0	593.9
Segment adjusted operating income	$68.2	$60.9
(1)Segment expense included cost of products sold and marketing, general and administrative expense and excluded other expense (income), net, and other items.

Avery Dennison Corporation

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Segment adjusted operating income
Materials Group	$230.3	$240.5
Solutions Group	68.2	60.9
Total	298.5	301.4
Corporate expense	(24.0)	(27.7)
Other expense (income), net and other items	(19.9)	(19.3)
Interest expense	(30.9)	(28.6)
Other non-operating expense (income), net	3.3	8.6
Income before taxes	$227.0	$234.4
Additional Segment Information
Additional financial information by reportable segment is shown below.

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Intersegment sales
Materials Group	$43.9	$47.0
Solutions Group	13.2	10.9
Intersegment sales	$57.1	$57.9
Capital expenditures(1)(2)
Materials Group	$13.6	$20.5
Solutions Group	17.4	21.0
Capital expenditures	$31.0	$41.5
Depreciation and amortization expense(1)
Materials Group	$31.5	$32.8
Solutions Group	46.4	44.5
Depreciation and amortization expense	$77.9	$77.3
(1)Corporate capital expenditures and depreciation and amortization expense are allocated to our reportable segments based on their percentage of consolidated net sales.
(2)Capital expenditures for property, plant and equipment included accruals.

Other expense (income), net by type were as follows:

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$4.7	$4.9
Asset impairment and lease cancellation charges	.2	1.1
Other items:
(Gain) loss on venture investments and other	14.3	2.2
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	.7	11.3
Outcomes of legal matters and settlements, net	—	(6.9)
Other expense (income), net	$19.9	$12.6

Avery Dennison Corporation
Note 12. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	March 29, 2025	December 28, 2024
Raw materials	$442.5	$435.0
Work-in-progress	242.0	224.9
Finished goods	333.0	318.2
Inventories	$1,017.5	$978.1
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	March 29, 2025	December 28, 2024
Property, plant and equipment	$4,058.3	$3,993.5
Accumulated depreciation	(2,475.3)	(2,406.8)
Property, plant and equipment, net	$1,583.0	$1,586.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Beginning balance	$29.0	$34.4
Provision for credit losses	—	1.7
Amounts written off	(.6)	(1.4)
Other, including foreign currency translation	.5	(.1)
Ending balance	$28.9	$34.6
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable in our unaudited Condensed Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of March 29, 2025 and December 28, 2024, the amounts due to financial institutions for suppliers that participate in these programs were $380.9 million and $384.6 million, respectively.
Argentine Blue Chip Swap
During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies or remit foreign currency out of Argentina. Due to these currency exchange restrictions, markets in Argentina use a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars in and out of Argentina. During the three months ended March 30, 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $6 million that we recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Purchases and the proceeds from sales of Argentine Blue Chip Swap securities were included in investing activities in our unaudited Condensed Consolidated Statements of Cash Flows.

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
Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it more difficult to assess our underlying performance in a single period. By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, outcomes of certain legal matters and settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on venture investments and other, currency adjustments due to highly inflationary economies, and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency or timing.
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
•Adjusted free cash flow refers to cash flow (used in) provided by operating activities, less payments for property, plant and equipment, less payments for software and other deferred charges, plus proceeds from company-owned life insurance policies, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments, less net cash used for Argentine Blue Chip Swap securities. Where applicable, adjusted free cash flow is also adjusted for certain acquisition-related transaction costs. We believe that adjusted free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases and acquisitions.
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
Fiscal Year
In January 2025, the Audit Committee of our Board of Directors approved a change to our previous 52- or 53-week fiscal year generally ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. Our 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025 and fiscal years 2026 and beyond will begin on January 1 and end on December 31.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended March 29, 2025
Reported net sales change	—%
Foreign currency translation	3
Sales change ex. currency(1)	2
Organic sales change(1)	2%
(1)Totals may not sum due to rounding.
In the three months ended March 29, 2025, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume/mix, partially offset by the impact of raw material deflation-related price reductions.
Net Income
Net income decreased from approximately $172 million in the first three months of 2024 to approximately $166 million in the first three months of 2025. The primary factors affecting this decrease were:
•The net impact of raw material deflation-related price reductions
•Losses on venture and other investments
•Unfavorable foreign currency translation
These items were partially offset by the following factors:
•Benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs
•Higher volume/mix

Cost Reduction Actions
2025 Actions
We recorded $4.8 million in restructuring charges, net of reversals, during the three months ended March 29, 2025. These charges consisted of severance and related costs for the reduction of approximately 130 positions, as well as asset impairment charges, at various locations across our company. Our 2025 actions are primarily intended to optimize the operational footprint in our Solutions Group reportable segment.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net cash (used in) provided by operating activities	$(16.3)	$119.8
Purchases of property, plant and equipment	(36.0)	(48.8)
Purchases of software and other deferred charges	(7.6)	(6.9)
Purchases of Argentine Blue Chip Swap securities	—	(20.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	14.0
Proceeds from sales of property, plant and equipment	—	.1
Proceeds from insurance and sales (purchases) of investments, net	6.8	.1
Adjusted free cash flow	$(53.1)	$58.1
During the first three months of 2025, net cash (used in) provided by operating activities decreased compared to the same period last year primarily due to higher incentive compensation payments and trade rebates and changes in operational working capital, partially offset by lower tax payments, net of refunds. During the first three months of 2025, adjusted free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities, partially offset by lower purchases of property, plant and equipment.
Outlook
In the first quarter of 2025, the U.S. announced additional tariffs on goods imported into the U.S. from numerous countries, many of which responded with reciprocal tariffs and other actions on goods imported from the U.S. The U.S. government has indicated that it is willing to negotiate with other countries regarding the tariffs; to enable these negotiations, it paused certain of these tariffs for a 90-day period. As it relates to the direct impact of these tariffs, a relatively small portion of our global materials purchases is impacted and the vast majority of our imports and exports between the U.S., Canada and Mexico are compliant with the United States-Mexico-Canada Agreement (“USMCA”). Based on current information, we estimate that the overall direct cost impact will likely result in a low single digit rate of inflation to our total raw material purchases. To mitigate the potential impact to our operations, we are implementing strategic sourcing adjustments and pricing surcharges. The indirect impact on demand for our products and solutions is more uncertain. While a majority of our products and solutions relates to less discretionary consumer staples, we also serve more discretionary and cyclical markets, such as industrials, durables and apparel.
Certain factors that we believe may contribute to or impact our 2025 results are described below.
•Elevated uncertainty related to trade policy and the macroeconomic environment.
•In the second quarter of 2025, we anticipate sales growth in the majority of our businesses to be offset by a decline in apparel, resulting in sales comparable to prior year.
•For the full year:
◦We expect an unfavorable impact to our net sales and operating income from foreign currency translation, based on recent rates.
◦We anticipate incremental savings from restructuring actions, net of transition costs.
◦We expect our effective tax rate to be in the mid-twenty percent range.

ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net sales	$2,148.3	$2,151.3
Cost of products sold	1,526.8	1,519.1
Gross profit	621.5	632.2
Marketing, general and administrative expense	347.0	365.2
Other expense (income), net	19.9	12.6
Interest expense	30.9	28.6
Other non-operating expense (income), net	(3.3)	(8.6)
Income before taxes	$227.0	$234.4

Avery Dennison Corporation
Gross Profit
Gross profit for the first quarter of 2025 decreased from the same period last year due to the net impact of raw material deflation-related price reductions and unfavorable foreign currency translation, partially offset by benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and favorable volume/mix.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in the first quarter of 2025 compared to the same period last year primarily due to lower employee-related costs, favorable foreign currency translation and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by growth investments.
Other Expense (Income), Net

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Other expense (income), net, by type
Restructuring charges:
Severance and related costs, net of reversals	$4.7	$4.9
Asset impairment and lease cancellation charges	.2	1.1
Other items:
(Gain) loss on venture investments and other	14.3	2.2
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	.7	11.3
Outcomes of legal matters and settlements, net	—	(6.9)
Other expense (income), net	$19.9	$12.6
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges. Refer to Note 10, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for more information regarding the outcomes of legal matters and settlements, net.
Interest Expense
Interest expense increased in the first quarter of 2025 compared to the same period last year primarily due to higher interest related to the €500 million of senior notes we issued in November 2024.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	March 29, 2025	March 30, 2024
Income before taxes	$227.0	$234.4
Provision for income taxes	60.7	62.0
Net income	$166.3	$172.4
Per share amounts:
Net income per common share	$2.10	$2.14
Net income per common share, assuming dilution	2.09	2.13
Effective tax rate	26.7%	26.5%
Provision for Income Taxes
Our effective tax rate for the three months ended March 29, 2025 was comparable to the same period last year. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER
During the fourth quarter of 2024, we modified our segment performance measure to exclude other expense (income), net. These changes align with how our chief operating decision maker evaluates segment performance and allocates resources. The prior period has been conformed to the current period presentation. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; other non-operating expense (income), net; and other items.
Refer to Note 11, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Materials Group

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net sales including intersegment sales	$1,524.0	$1,543.5
Less intersegment sales	(43.9)	(47.0)
Net sales	$1,480.1	$1,496.5
Segment adjusted operating income(1)	230.3	240.5
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $4.4 million and $14.4 million in the first quarter of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, (gain) loss on venture investments and other, losses from Argentine peso remeasurement and Blue Chip Swap transactions, and outcomes of legal matters and settlements, net.
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
March 29, 2025
Reported net sales change	(1)%
Reclassification of sales between segments	(1)
Foreign currency translation	3
Sales change ex. currency(1)	1
Organic sales change(1)	1%
(1)Totals may not sum due to rounding.
In the first quarter of 2025, net sales increased on an organic basis compared to the same period in the prior year mainly due to favorable volume/mix, partially offset by the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by a low single digit rate in North America, decreased by a low single digit rate in Europe, the Middle East and North Africa, increased by a low single digit rate in Asia Pacific and increased by a high single digit rate in Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in the first quarter of 2025 compared to the same period last year primarily due to the net impact of pricing and raw material input costs and unfavorable foreign currency translation, partially offset by favorable volume/mix and productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.
Solutions Group

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net sales including intersegment sales	$681.4	$665.7
Less intersegment sales	(13.2)	(10.9)
Net sales	$668.2	$654.8
Segment adjusted operating income(1)	68.2	60.9
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $10.1 million and $4.8 million in the first quarter of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, (gain) loss on venture investments and other, and outcomes of legal matters and settlements, net.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
March 29, 2025
Reported net sales change	2%
Reclassification of sales between segments	2
Foreign currency translation	1
Sales change ex. currency(1)	5
Organic sales change(1)	5%
(1)Totals may not sum due to rounding.

Avery Dennison Corporation
In the first quarter of 2025, net sales increased on an organic basis compared to the same period in the prior year by a low single digit rate in high-value categories and a high single digit rate in the base business. Company-wide, on an organic basis, net sales of intelligent labels increased by a mid-single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the first quarter of 2025 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume, partially offset by growth investments.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net income	$166.3	$172.4
Depreciation	48.8	49.0
Amortization	29.1	28.3
Provision for credit losses and sales returns	11.9	11.8
Stock-based compensation	7.9	7.5
Deferred taxes and other non-cash taxes	(14.8)	(3.0)
Other non-cash expense and loss (income and gain), net	20.5	18.1
Changes in assets and liabilities and other adjustments	(286.0)	(164.3)
Net cash (used in) provided by operating activities	$(16.3)	$119.8
During the first three months of 2025, net cash (used in) provided by operating activities decreased compared to the same period last year primarily due to higher incentive compensation payments and trade rebates and changes in operational working capital, partially offset by lower tax payments, net of refunds.
Investing Activities

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Purchases of property, plant and equipment	$(36.0)	$(48.8)
Purchases of software and other deferred charges	(7.6)	(6.9)
Purchases of Argentine Blue Chip Swap securities	—	(20.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	14.0
Proceeds from sales of property, plant and equipment	—	.1
Proceeds from insurance and sales (purchases) of investments, net	6.8	.1
Proceeds from settlement of net investment hedges	6.2	—
Payments for acquisitions, net of cash acquired, and venture investments	(2.6)	(.3)
Net cash used in investing activities	$(33.2)	$(62.0)
Purchases of Property, Plant and Equipment
During the first three months of 2025, in our Materials Group reportable segment, we primarily invested in equipment to support growth in the U.S. and certain countries in Europe, primarily Belgium; in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including Vietnam and China, and in the U.S. During the first three months of 2024, in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S. and in certain countries in Europe, primarily France; in our Solutions Group reportable segment, we primarily invested in buildings and equipment in certain countries in Asia Pacific, including Vietnam and China, in the U.S. and in certain countries in Latin America, primarily Mexico.
Purchases of Software and Other Deferred Charges
During the first three months of 2025 and 2024, we primarily invested in information technology upgrades in the U.S.

Avery Dennison Corporation
Purchases and Proceeds from Sales of Argentine Blue Chip Swap Securities
During the first three months of 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $6 million. Refer to Note 12, “Supplemental Financial Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Proceeds from Insurance and Sales (Purchases) of Investments, Net
During the first three months of 2025, we received higher proceeds from sales from investments and insurance policies.
Proceeds from Settlement of Net Investment Hedges
During the first three months of 2025, we settled €420 million notional amount of net investment hedges.
Financing Activities

	Three Months Ended
(In millions)	March 29, 2025	March 30, 2024
Net increase (decrease) in borrowings with maturities of three months or less	$796.5	$15.9
Repayments of long-term debt and finance leases	(525.0)	(1.7)
Dividends paid	(69.4)	(65.3)
Share repurchases	(261.6)	(15.6)
Net (tax withholding) proceeds related to stock-based compensation	(11.9)	(18.3)
Payments for settlement of fair value hedges	(13.5)	—
Net cash used in financing activities	$(84.9)	$(85.0)
Borrowings and Repayment of Debt
During the first three months of 2025 and 2024, our commercial paper borrowings were used to fund the repayment of long-term debt, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In the first quarter of 2025, we repaid our €500 million of senior notes at maturity using the net proceeds from the €500 million of senior notes we issued in the fourth quarter of 2024, cash flows from operations and commercial paper borrowings.
Refer to Note 3, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $0.88 per share in the first three months of 2025 compared to $0.81 per share in the same period last year. In April 2025, subsequent to the end of the first quarter of 2025, we increased our quarterly dividend rate to $0.94 per share, representing an increase of approximately 7% from our previous quarterly dividend rate of $0.88 per share.
Share Repurchases
During the first three months of 2025 and 2024, we repurchased approximately 1.4 million and 0.1 million shares of our common stock, respectively.
In April 2025, subsequent to the end of the first quarter of 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Net (Tax Withholding) Proceeds Related to Stock-based Compensation
Tax withholding for stock-based compensation was lower in the first three months of 2025 compared to 2024 primarily due to a lower number of shares vesting for certain performance-based awards based on our performance against the objectives established for the awards.
Payments for Settlement of Fair Value Hedges
During the first three months of 2025, we settled €420 million notional amount of fair value hedges.
Long-lived Assets
In the three months ended March 29, 2025, other intangibles resulting from business acquisitions, net, decreased by approximately $21 million to $734.7 million, primarily reflecting current year amortization expense.
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Shareholders’ Equity Accounts
As of March 29, 2025, the balance of our shareholders’ equity was $2.17 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Three Months Ended
(In millions)	March 29, 2025
Change in net sales	$(52)
International operations generated approximately 69% of our net sales during the three months ended March 29, 2025. Our future results are subject to changes in worldwide economic conditions, tariffs, social, geopolitical, and market conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first three months of 2025 compared to the same period last year was primarily related to euro-denominated sales and sales in Brazil.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the first quarter of 2025 increased compared to the first quarter of 2024.

(In millions, except percentages)	March 29, 2025	March 30, 2024
(A) Working capital (deficit)	$77.6	$(421.4)
Reconciling items:
Cash and cash equivalents	(195.9)	(185.7)
Other current assets	(299.0)	(250.6)
Short-term borrowings and current portion of long-term debt and finance leases	877.5	1,170.5
Accrued payroll and employee benefits and other current liabilities	802.7	836.2
(B) Operational working capital	$1,262.9	$1,149.0
(C) First-quarter net sales, annualized	$8,593.2	$8,605.2
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	14.7%	13.4%
Accounts Receivable Ratio
The average number of days sales outstanding was 64 days in the first quarter of 2025 compared to 63 days in the first quarter of 2024, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The increase in average number of days sales outstanding was primarily due to the timing of collections and the impact of foreign currency translation.

Avery Dennison Corporation
Inventory Ratio
Average inventory turnover was 6.0 in the first quarter of 2025 compared to 6.2 in the first quarter of 2024, calculated using the annualized first-quarter cost of products sold in 2025 and 2024, respectively, and divided by the inventory balance at quarter-end. The decrease in average inventory turnover was primarily due to the impact of foreign currency translation.
Accounts Payable Ratio
The average number of days payable outstanding was 76 days in the first quarter of 2025 compared to 78 days in the first quarter of 2024, calculated using the accounts payable balance at quarter-end divided by the respective annualized first-quarter cost of products sold. The decrease in average number of days payable outstanding primarily reflected the timing of vendor payments, partially offset by the impact of foreign currency translation.
Capital Resources
Capital resources used to fund our operational needs include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”).
The Revolver is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of March 29, 2025 or December 28, 2024.
As of March 29, 2025, we had cash and cash equivalents of $195.9 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of March 29, 2025, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.
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
We are currently considering various sources, including cash flows from operations and commercial paper borrowings to repay our $25.0 million of medium-term notes and $5.0 million of medium-term notes maturing in the second and third quarters of 2025, respectively.
Capital from Debt
The carrying value of our total debt increased by approximately $307 million in the first three months of 2025 to $3.46 billion, primarily reflecting higher commercial paper borrowings and the revaluation of our euro-denominated debt, partially offset by the repayment of our €500 million of senior notes at their maturity in March 2025.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 that have not been disclosed in our periodic filings with the SEC.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 that have not been disclosed in our periodic filings with the SEC, except as set forth below.
The demand for our products is impacted by the effects of, and changes in, worldwide economic, social, geopolitical and market conditions, and tariffs and related countermeasures, which could have a material adverse effect on our business.

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

Tensions remain in trade relations between the U.S. and certain other regions and countries, including Canada, Mexico, China, India and the European Union. The U.S. recently announced intentions to impose significant tariffs on certain goods from Canada and Mexico and substantially higher tariffs on certain goods from China. Each of these countries announced that they would impose reciprocal tariffs, with Canada and Mexico each agreeing upon certain concessions with the U.S. to temporarily delay the mutual imposition of tariffs. The tariff on certain goods from China has gone into effect, with China imposing reciprocal tariffs, and the amount of these tariffs or the classes of goods on which they are imposed could significantly increase. In the first quarter of 2025, the U.S. announced additional tariffs on goods imported into the U.S. from numerous countries, many of which responded with reciprocal tariffs and other actions on goods imported from the U.S. in response. The U.S. government has indicated that it is willing to negotiate with other countries regarding the tariffs; to enable these negotiations, it paused certain of these tariffs for a 90-day period. While the impacts on our operations to date have not been significant, our business could be materially adversely impacted by changes in U.S. and non-U.S. trade policies, including potential modifications to existing trade agreements and additional tariffs or other restrictions on free trade, impacting our raw materials or finished products. The indirect impact on demand for our products and solutions as a result of these events is more uncertain and elevated as the outlook for global gross domestic product growth has reduced. Further developments in international trade relations could have a material adverse effect on our business.

In addition, business and operational disruptions or delays caused by geopolitical, social or economic instability and unrest – such as recent civil, political and economic disturbances in Argentina, Afghanistan, Syria, Iraq, Yemen, Iran, Turkey, North Korea, and Bangladesh and the related impact on global stability, the Russia-Ukraine war, the Israel-Hamas war, terrorist attacks and the potential for other hostilities or natural disasters in various parts of the world – could contribute to a climate of economic and geopolitical uncertainty that could have a material adverse effect on our business. Since the Russia-Ukraine war began in February 2022, we have maintained our position of not shipping products to the Russian market. The impact of the continuing war, as well as any further retaliatory actions taken by Russia, the U.S., the European Union and other jurisdictions, is unknown and could have a material adverse effect on our business. In addition, since the beginning of the Israel-Hamas war in late 2023; our sales in Israel have declined, with sales representing less than 1% of our total net sales in 2024. We have experienced some disruptions in our operations in Israel and the Middle East and implemented plans to address these disruptions, as well as the impacts thereof in Gaza, Lebanon and other areas of the Middle East, while focusing on the continued safety of our Israeli employees and their families. The continued impact of this war and any related hostilities in the Middle East region or elsewhere is unknown and could have a material adverse effect on our business.

We are not able to predict the duration and severity of adverse economic, social, geopolitical or market conditions in the U.S. or other countries.

Avery Dennison Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the first quarter of 2025 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(4)(5)
December 29, 2024 – January 25, 2025	384.0	$188.26	384.0	$274.6
January 26, 2025 – February 22, 2025	466.4	184.18	466.4	188.7
February 23, 2025 – March 29, 2025	557.7	181.44	557.7	87.5
Total	1,408.1	$184.20	1,408.1	$87.5
(1)The periods shown are our fiscal months during the thirteen-week quarter ended March 29, 2025.
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
(5)Dollars in millions.
In April 2025, subsequent to the end of the first quarter of 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the first quarter of 2025.

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

Exhibit 10.1*†	Promotion Letter to Danny Allouche, dated February 27, 2025
Exhibit 10.2*†	Promotion Letter to Deena Baker-Nel, dated February 27, 2025
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 Inline XBRL document set
____________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

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

April 29, 2025