Form 10-Q
period 2025-06-28
Avery Dennison Corp
filed 2025-07-29
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of July 26, 2025: 77,981,594

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2025 QUARTERLY REPORT ON FORM 10-Q

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
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025, and subsequent quarterly reports on Form 10-Q. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide economic, social, geopolitical and market conditions; changes in geopolitical conditions, including those related to trade relations and tariffs, China, the Russia-Ukraine war, the Israel-Hamas war and related hostilities in the Middle East; fluctuations in foreign currency exchange rates; and other risks associated with international operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; environmental regulations and sustainability trends; the impact of competitive products and pricing; the execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; the financial condition of distributors; outsourced manufacturers; product and service quality claims; restructuring and other cost reduction actions; our ability to generate sustained productivity improvement and our ability to achieve and sustain targeted cost reductions; the timely development and market acceptance of new products, including sustainable or sustainably-sourced products; our investment in development activities and new production facilities; the collection of receivables from customers; and our sustainability and governance practices
•Information Technology – disruptions in information technology systems; cybersecurity events or other security breaches; and successful installation of new or upgraded information technology systems
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; and the realization of deferred tax assets
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – our ability to obtain adequate financing arrangements and maintain access to capital; credit rating risks; fluctuations in interest rates; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of our intellectual property; the impact of legal and regulatory proceedings, including with respect to compliance and anti-corruption, environmental, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the filing date of this Form 10-Q. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	June 28, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$215.9	$329.1
Trade accounts receivable, less allowances of $30.2 and $29.0 at June 28, 2025 and December 28, 2024, respectively	1,626.5	1,466.2
Inventories	1,026.9	978.1
Other current assets	314.5	305.3
Total current assets	3,183.8	3,078.7
Property, plant and equipment, net	1,604.2	1,586.7
Goodwill	2,028.2	1,976.2
Other intangibles resulting from business acquisitions, net	716.4	755.3
Deferred tax assets	131.6	110.0
Other assets	904.0	897.3
Total assets	$8,568.2	$8,404.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$922.0	$592.3
Accounts payable	1,307.5	1,340.7
Accrued payroll and employee benefits	205.3	288.9
Other current liabilities	627.3	640.7
Total current liabilities	3,062.1	2,862.6
Long-term debt and finance leases	2,628.2	2,559.9
Long-term retirement benefits and other liabilities	448.2	434.6
Deferred tax liabilities and income taxes payable	228.1	234.8
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at June 28, 2025 and December 28, 2024; issued – 124,126,624 shares at June 28, 2025 and December 28, 2024; outstanding – 78,044,822 shares and 79,800,396 shares at June 28, 2025 and December 28, 2024, respectively	124.1	124.1
Capital in excess of par value	821.9	840.6
Retained earnings	5,399.3	5,151.2
Treasury stock at cost, 46,081,802 shares and 44,326,228 shares at June 28, 2025 and December 28, 2024, respectively	(3,693.7)	(3,347.5)
Accumulated other comprehensive loss	(450.0)	(456.1)
Total shareholders’ equity	2,201.6	2,312.3
Total liabilities and shareholders’ equity	$8,568.2	$8,404.2
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$2,220.5	$2,235.3	$4,368.8	$4,386.6
Cost of products sold	1,581.4	1,572.6	3,108.2	3,091.7
Gross profit	639.1	662.7	1,260.6	1,294.9
Marketing, general and administrative expense	352.4	373.9	699.4	739.1
Other expense (income), net	.5	27.0	20.4	39.6
Interest expense	34.0	29.2	64.9	57.8
Other non-operating expense (income), net	(3.3)	(5.8)	(6.6)	(14.4)
Income before taxes	255.5	238.4	482.5	472.8
Provision for income taxes	66.5	61.6	127.2	123.6
Net income	$189.0	$176.8	$355.3	$349.2

Per share amounts:
Net income per common share	$2.42	$2.19	$4.51	$4.34
Net income per common share, assuming dilution	$2.41	$2.18	$4.50	$4.31

Weighted average number of shares outstanding:
Common shares	78.2	80.6	78.7	80.5
Common shares, assuming dilution	78.3	81.0	78.9	81.0
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$189.0	$176.8	$355.3	$349.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	(.5)	(17.8)	2.4	(29.7)
Pension and other postretirement benefits	.5	.2	1.1	.4
Cash flow hedges	(1.2)	1.9	3.7	(.3)
Fair value hedges	.4	—	(1.1)	—
Other comprehensive income (loss), net of tax	(.8)	(15.7)	6.1	(29.6)
Total comprehensive income, net of tax	$188.2	$161.1	$361.4	$319.6
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Operating Activities
Net income	$355.3	$349.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100.3	98.7
Amortization	58.4	57.2
Provision for credit losses and sales returns	25.3	28.2
Stock-based compensation	14.7	17.4
Deferred taxes and other non-cash taxes	(12.0)	(3.8)
Other non-cash expense and loss (income and gain), net	20.8	46.6
Changes in assets and liabilities and other adjustments	(370.3)	(276.0)
Net cash provided by operating activities	192.5	317.5

Investing Activities
Purchases of property, plant and equipment	(66.0)	(96.3)
Purchases of software and other deferred charges	(15.2)	(12.9)
Purchases of Argentine Blue Chip Swap securities	—	(34.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0
Proceeds from sales of property, plant and equipment	15.7	.3
Proceeds from insurance and sales (purchases) of investments, net	8.8	2.2
Proceeds from settlement of net investment hedges	6.2	—
Payments for acquisitions, net of cash acquired, and venture investments	(10.7)	(1.9)
Net cash used in investing activities	(61.2)	(118.8)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	816.2	(2.2)
Repayments of long-term debt and finance leases	(551.6)	(3.5)
Dividends paid	(142.9)	(136.2)
Share repurchases	(360.0)	(40.7)
Net (tax withholding) proceeds related to stock-based compensation	(12.6)	(18.4)
Payments for settlement of fair value hedges	(13.5)	—
Other	15.9	(1.1)
Net cash used in financing activities	(248.5)	(202.1)

Effect of foreign currency translation on cash balances	4.0	(2.8)
Increase (decrease) in cash and cash equivalents	(113.2)	(6.2)
Cash and cash equivalents, beginning of year	329.1	215.0
Cash and cash equivalents, end of period	$215.9	$208.8
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and related notes in our 2024 Annual Report on Form 10-K, which should be read in conjunction with this report. These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or any future period. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions affecting (i) our reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and (ii) our reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three and six months ended June 28, 2025 and June 29, 2024 each consisted of thirteen- and twenty-six week periods, respectively.
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
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the six months ended June 28, 2025 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 28, 2024	$606.1	$1,370.1	$1,976.2
Translation adjustments	38.6	13.4	52.0
Goodwill as of June 28, 2025	$644.7	$1,383.5	$2,028.2
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $22.1 million and $22.3 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $44.2 million and $44.7 million for the six months ended June 28, 2025 and June 29, 2024, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2025 and for each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2025 (remainder of year)	$44.4
2026	85.9
2027	85.6
2028	77.8
2029	62.3
2030 and thereafter	204.4

Avery Dennison Corporation
Note 3. Debt
In the first quarter of 2025, we repaid our €500 million of senior notes at maturity using the net proceeds from the €500 million of senior notes we issued in the fourth quarter of 2024, cash flows from operations and commercial paper borrowings.
In the second quarter of 2025, we repaid our $25 million of medium-term notes at maturity using cash flows from operations and commercial paper borrowings.
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
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.45 billion at June 28, 2025 and $3.01 billion at December 28, 2024. Fair value was determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $1.20 billion revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents in excess of $50 million to a certain measure of income. As of both June 28, 2025 and December 28, 2024, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of June 28, 2025 or December 28, 2024.
Note 4. Cost Reduction Actions
2025 Actions
We recorded $12.9 million in restructuring charges, net of reversals, during the six months ended June 28, 2025. These charges consisted of severance and related costs for the reduction of approximately 460 positions, as well as asset impairment charges, at various locations across our company. Our 2025 actions are primarily intended to optimize our operational footprint.
During the six months ended June 28, 2025, restructuring charges and payments were as follows:

(In millions)	Accrual at December 28, 2024	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at June 28, 2025
2025 Actions
Severance and related costs	$10.0	$12.6	$(19.9)	$—	$—	$2.7
Asset impairment charges	—	.2	—	(.2)	—	—
Lease cancellation charges	—	.1	(.1)	—	—	—
Total	$10.0	$12.9	$(20.0)	$(.2)	$—	$2.7
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
The table below shows the total amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$2.5	$1.6	$5.0	$4.1
Solutions Group	5.2	5.4	7.2	8.8
Corporate	.3	.2	.7	.3
Total	$8.0	$7.2	$12.9	$13.2

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
Net Investment Hedges
During 2024, we entered into foreign currency forward contracts and zero-cost collars, combining each pair as net investment hedges for accounting purposes, to minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and the bought call strike rates of the contracts. The notional amount of the hedges, which mature in December 2025, was €500 million at June 28, 2025.
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

The following table shows the fair value and balance sheet locations of our fair value hedges, cross-currency swap contracts designated as cash flow hedges and net investment hedges as of June 28, 2025 and December 28, 2024:

(In millions)	Notional Amount	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Type of Hedge
June 28, 2025
Derivatives designated as hedges:
Foreign currency forward contracts	$585.8	$35.8	$—	$—	$—	Fair value
Cross-currency swap contracts	250.0	—	—	—	12.7	Cash flow
Foreign currency forward contracts with collars	585.8	—	—	17.5	—	Net investment
Total		$35.8	$—	$17.5	$12.7

December 28, 2024
Derivatives designated as hedges:
Foreign currency forward contracts	$958.9	$.2	$—	$36.7	$—	Fair value
Cross-currency swap contracts	250.0	—	10.9	—	—	Cash flow
Foreign currency forward contracts with collars	958.9	17.8	—	.2	—	Net investment
Total		$18.0	$10.9	$36.9	$—

Avery Dennison Corporation
The following table shows the components of net gains (losses) recognized in income related to derivative instruments:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gain (loss) on derivatives designated as fair value hedges:
Foreign currency forward contracts - Marketing, general and administrative expense	$46.4	$—	$66.3	$—
The impact of the hedged items associated with the derivative in the table above is recorded to the same income statement line as the derivative instrument. The net gains (losses) recognized in income related to our cross-currency swap contracts were not material to the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 28, 2025 and June 29, 2024.
The loss recognized in translation for the net investment hedges was approximately $27 million and $35 million for the three and six months ended June 28, 2025, respectively.
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Income before taxes	$255.5	$238.4	$482.5	$472.8
Provision for income taxes	66.5	61.6	127.2	123.6
Effective tax rate	26.0%	25.8%	26.4%	26.1%

Our provision for income taxes for the three and six months ended June 28, 2025 included a net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for these periods also included a discrete benefit from decreases in certain tax reserves, including interest and penalties, primarily as a result of closing tax years. In addition, our provision for income taxes for the six months ended June 28, 2025 included a discrete benefit from a favorable ruling related to deductibility of interest expense in a foreign jurisdiction.

During the second quarter of 2025, we received a court decision denying our application of incentive tax rates in a foreign jurisdiction for the 2016-2019 tax years. While we continue to evaluate our options, including further appeal, we amended our tax returns for subsequent tax years to mitigate potential penalties reflecting the change in our judgment with respect to applicable uncertain tax positions. This change had no adverse impact on our provision for income taxes or cash flows as taxes were previously paid at regular tax rates.

Our provision for income taxes for the three and six months ended June 29, 2024 included a net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. In addition, our provision for income taxes for these periods was also favorably affected by (i) higher tax incentives in certain foreign jurisdictions and the tax impacts resulting from Blue Chip Swap transactions in Argentina and (ii) discrete tax benefits from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years.
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
Subsequent to the end of the second quarter of 2025, the U.S. government enacted a reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act,” which, among other things, included allowance of elective deductions for domestic research and development expenditures, a reinstatement of elective bonus depreciation, and modifications to certain international tax provisions. While we are in the process of evaluating the impact of this new legislation, we currently do not expect it to have a material impact to our financial statements or disclosures.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $3 million, primarily as a result of closing tax years.

Avery Dennison Corporation
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
(A)Net income	$189.0	$176.8	$355.3	$349.2
(B)Weighted average number of common shares outstanding	78.2	80.6	78.7	80.5
Dilutive shares (additional common shares issuable under stock-based awards)	.1	.4	.2	.5
(C) Weighted average number of common shares outstanding, assuming dilution	78.3	81.0	78.9	81.0
Net income per common share: (A) ÷ (B)	$2.42	$2.19	$4.51	$4.34
Net income per common share, assuming dilution: (A) ÷ (C)	$2.41	$2.18	$4.50	$4.31
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for the three months ended June 28, 2025 and June 29, 2024. Stock-based compensation awards excluded from the computation totaled 0.2 million shares for the six months ended June 28, 2025 and 0.1 million shares for the six months ended June 29, 2024.

Avery Dennison Corporation
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$817.7	$834.0	$840.6	$854.5
Issuance of shares under stock-based compensation plans(1)	4.2	(.9)	(18.7)	(21.4)
Ending balance	$821.9	$833.1	$821.9	$833.1
Retained earnings
Beginning balance	$5,276.5	$4,809.1	$5,151.2	$4,691.8
Cumulative-effect adjustment upon adoption of accounting standard update(2)	—	—	10.2	—
Net income	189.0	176.8	355.3	349.2
Issuance of shares under stock-based compensation plans(1)	1.5	.9	12.7	4.1
Contribution of shares to 401(k) plan(1)	5.8	6.3	12.8	13.3
Dividends	(73.5)	(70.9)	(142.9)	(136.2)
Ending balance	$5,399.3	$4,922.2	$5,399.3	$4,922.2
Treasury stock at cost
Beginning balance	$(3,598.6)	$(3,141.2)	$(3,347.5)	$(3,134.4)
Repurchase of shares for treasury	(98.4)	(25.1)	(360.0)	(40.7)
Issuance of shares under stock-based compensation plans(1)	.6	9.8	8.3	16.3
Contribution of shares to 401(k) plan(1)	2.7	1.9	5.5	4.2
Ending balance	$(3,693.7)	$(3,154.6)	$(3,693.7)	$(3,154.6)
Accumulated other comprehensive loss
Beginning balance	$(449.2)	$(422.0)	$(456.1)	$(408.1)
Other comprehensive income (loss), net of tax	(.8)	(15.7)	6.1	(29.6)
Ending balance	$(450.0)	$(437.7)	$(450.0)	$(437.7)
(1)We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
(2)In the first quarter of 2025, we adopted an accounting guidance update that requires crypto assets to be measured at fair value. This adjustment reflected the difference between the carrying value of our holdings in crypto assets and their fair value as of the beginning of 2025. Crypto assets were not material to the unaudited Condensed Consolidated Financial Statements.
Dividends per common share were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Dividends per common share	$.94	$.88	$1.82	$1.69
In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 28, 2025 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Fair Value Hedges	Total
Balance as of December 28, 2024	$(375.5)	$(78.0)	$(4.6)	$2.0	$(456.1)
Other comprehensive income (loss) before reclassifications, net of tax	2.4	—	1.4	(1.1)	2.7
Reclassifications to net income, net of tax	—	1.1	2.3	—	3.4
Other comprehensive income (loss), net of tax	2.4	1.1	3.7	(1.1)	6.1
Balance as of June 28, 2025	$(373.1)	$(76.9)	$(.9)	$.9	$(450.0)
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
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of June 28, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$53.6	$28.5	$25.1	$—
Derivative assets	44.1	.8	43.3	—
Bank drafts	5.8	5.8	—	—
Liabilities
Derivative liabilities	$43.1	$1.6	$41.5	$—
Contingent consideration liabilities	4.5	—	—	4.5

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2024 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.0	$24.2	$23.8	$—
Derivative assets	41.2	.4	40.8	—
Bank drafts	5.2	5.2	—	—
Liabilities
Derivative liabilities	$41.5	$.4	$41.1	$—
Contingent consideration liabilities	4.8	—	—	4.8
Investments include fixed income securities (primarily U.S. government and corporate debt and equity securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of June 28, 2025, investments of $6.4 million, $39.8 million and $7.4 million were included in “Cash and cash equivalents,” “Other current assets” and “Other assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 28, 2024, investments of $1.5 million, $38.1 million and $8.4 million were included in “Cash and cash equivalents,” “Other current assets” and “Other assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months), which are valued at face value due to their short-term nature, were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of June 28, 2025 and December 28, 2024 relate to estimated earn-out payments associated with an acquisition completed in 2021, which are subject to the acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified within Level 3 of the valuation hierarchy. Activity related to contingent consideration was immaterial for the six months ended June 28, 2025 and June 29, 2024.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $55 million and $45 million as of June 28, 2025 and December 28, 2024, respectively, which was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. Starting in the second quarter of 2024, we began revaluing certain venture investments based on Level 1 inputs; the fair value of these investments was $7.4 million and $8.4 million as of June 28, 2025 and December 28, 2024, respectively. We recognized net losses of $1.8 million and $16.1 million, and $15.0 million and $17.2 million, in our venture and other investments for the three and six months ended June 28, 2025, and June 29, 2024, respectively. These net gains or losses were recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
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

Avery Dennison Corporation
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
As of June 28, 2025, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we enter into with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the six months ended June 28, 2025 is shown below.

(In millions)
Balance at December 28, 2024	$13.0
Charges, net of reversals	.7
Payments	(1.4)
Balance at June 28, 2025	$12.3
Approximately $5 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of both June 28, 2025 and December 28, 2024.
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

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025(2)	June 29, 2024	June 28, 2025(2)	June 29, 2024
Net sales to unaffiliated customers(1)
Materials Group:
North America	$496.3	$483.2	$986.5	$960.3
Europe, the Middle East and North Africa	548.3	549.9	1,065.9	1,084.6
Asia Pacific	385.6	386.7	744.1	750.8
Latin America	120.0	127.0	233.8	247.6
Total Materials Group	1,550.2	1,546.8	3,030.3	3,043.3
Solutions Group:
Apparel and other	431.6	476.5	886.4	936.4
Identification Solutions and Vestcom	238.7	212.0	452.1	406.9
Total Solutions Group	670.3	688.5	1,338.5	1,343.3
Net sales to unaffiliated customers	$2,220.5	$2,235.3	$4,368.8	$4,386.6
(1)Certain prior-period amounts have been reclassified to conform to the current-year presentation.
(2)Beginning in the first quarter of 2025 and to better align with our growth strategy, revenues for certain radio-frequency identification products were reflected in the Materials Group reportable segment; in prior years, these revenues were reflected in the Solutions Group reportable segment. Prior-year amounts were not material.

Avery Dennison Corporation
Segment Information
During the fourth quarter of 2024, we modified our segment performance measure to exclude other expense (income), net. These changes align with how our chief operating decision maker evaluates segment performance and allocates resources. Prior-year periods have been conformed to the current period presentation. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; other non-operating expense (income), net; and other items. Segment results and reconciliation to income before taxes are presented below.

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Materials Group
Net sales to unaffiliated customers	$1,550.2	$1,546.8	$3,030.3	$3,043.3
Segment expense(1)	1,307.7	1,302.3	2,557.5	2,558.3
Segment adjusted operating income	$242.5	$244.5	$472.8	$485.0
Solutions Group
Net sales to unaffiliated customers	$670.3	$688.5	$1,338.5	$1,343.3
Segment expense(1)	603.3	618.7	1,203.3	1,212.6
Segment adjusted operating income	$67.0	$69.8	$135.2	$130.7
(1)Segment expense included cost of products sold and marketing, general and administrative expense and excluded other expense (income), net, and other items.

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment adjusted operating income
Materials Group	$242.5	$244.5	$472.8	$485.0
Solutions Group	67.0	69.8	135.2	130.7
Total	309.5	314.3	608.0	615.7
Corporate expense	(22.8)	(25.5)	(46.8)	(53.2)
Other expense (income), net and other items	(.5)	(27.0)	(20.4)	(46.3)
Interest expense	(34.0)	(29.2)	(64.9)	(57.8)
Other non-operating expense (income), net	3.3	5.8	6.6	14.4
Income before taxes	$255.5	$238.4	$482.5	$472.8
Additional Segment Information
Additional financial information by reportable segment is shown below.

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Intersegment sales
Materials Group	$46.0	$38.3	$89.9	$85.3
Solutions Group	12.5	15.4	25.7	26.3
Intersegment sales	$58.5	$53.7	$115.6	$111.6
Capital expenditures(1)(2)
Materials Group	$18.4	$21.2	$32.0	$41.7
Solutions Group	17.6	32.2	35.0	53.2
Capital expenditures	$36.0	$53.4	$67.0	$94.9
Depreciation and amortization expense(1)
Materials Group	$33.0	$32.8	$64.5	$65.6
Solutions Group	47.8	45.8	94.2	90.3
Depreciation and amortization expense	$80.8	$78.6	$158.7	$155.9
(1)Corporate capital expenditures and depreciation and amortization expense are allocated to our reportable segments based on their percentage of consolidated net sales.
(2)Capital expenditures for property, plant and equipment included accruals.

Avery Dennison Corporation
Other expense (income), net, by type was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$7.9	$6.3	$12.6	$11.2
Asset impairment and lease cancellation charges	.1	.9	.3	2.0
Other items:
(Gain) loss on venture and other investments	1.8	15.0	16.1	17.2
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	1.8	4.1	2.5	15.4
(Gain) loss on sales of assets	(11.1)	—	(11.1)	—
Outcomes of legal matters and settlements, net	—	.4	—	(6.5)
Transaction and related costs	—	.3	—	.3
Other expense (income), net	$.5	$27.0	$20.4	$39.6
Note 12. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	June 28, 2025	December 28, 2024
Raw materials	$426.3	$435.0
Work-in-progress	246.6	224.9
Finished goods	354.0	318.2
Inventories	$1,026.9	$978.1
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	June 28, 2025	December 28, 2024
Property, plant and equipment	$4,191.7	$3,993.5
Accumulated depreciation	(2,587.5)	(2,406.8)
Property, plant and equipment, net	$1,604.2	$1,586.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Beginning balance	$29.0	$34.4
Provision for credit losses	2.1	5.8
Amounts written off	(2.6)	(2.7)
Other, including foreign currency translation	1.7	(.8)
Ending balance	$30.2	$36.7

Avery Dennison Corporation
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs were included in accounts payable in our unaudited Condensed Consolidated Balance Sheets and activities related to these programs were presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of June 28, 2025 and December 28, 2024, the amounts due to financial institutions for suppliers that participate in these programs were $404.2 million and $384.6 million, respectively.
Argentine Blue Chip Swap
During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies or remit foreign currency out of Argentina. Due to these currency exchange restrictions, markets in Argentina use a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars in and out of Argentina. During the three and six months ended June 29, 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $4 million and $10 million, respectively, that we recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Purchases and the proceeds from sales of Argentine Blue Chip Swap securities were included in investing activities in our unaudited Condensed Consolidated Statements of Cash Flows.

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto.
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
Our non-GAAP financial measures exclude the impact of certain events, activities or strategic decisions. The accounting effects of these events, activities or decisions, which are included in the GAAP financial measures, may make it more difficult to assess our underlying performance in a single period. By excluding the accounting effects, positive or negative, of certain items (e.g., restructuring charges, outcomes of certain legal matters and settlements, certain effects of strategic transactions and related costs, losses from debt extinguishments, gains or losses from curtailment or settlement of pension obligations, gains or losses on sales of certain assets, gains or losses on venture and other investments, currency adjustments due to highly inflationary economies, and other items), we believe that we are providing meaningful supplemental information that facilitates an understanding of our core operating results and liquidity measures. While some of the items we exclude from GAAP financial measures recur, they tend to be disparate in amount, frequency or timing.
We use the non-GAAP financial measures defined below in this MD&A.
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, the currency adjustments for transitional reporting of highly inflationary economies and the reclassification of sales between segments. Additionally, where applicable, sales change ex. currency is also adjusted for an extra week in our fiscal year and the calendar shift resulting from an extra week in the prior fiscal year. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations. Our 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025; fiscal years 2026 and beyond will be coincident with the calendar year beginning on January 1 and ending on December 31.
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
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended June 28, 2025	Six Months Ended June 28, 2025
Reported net sales change	(1)%	—%
Foreign currency translation	—	1
Sales change ex. currency(1)	(1)	1
Organic sales change(1)	(1)%	1%
(1)Totals may not sum due to rounding.
In the three months ended June 28, 2025, net sales decreased on an organic basis compared to the same period in the prior year primarily due to the impact of raw material deflation-related price reductions, partially offset by higher volume/mix. In the six months ended June 28, 2025, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume/mix, partially offset by the impact of raw material deflation-related price reductions.
Net Income
Net income increased from approximately $349 million in the first six months of 2024 to approximately $355 million in the first six months of 2025. The primary factors affecting this increase were:
•Benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs
•Higher volume/mix
These items were partially offset by the net impact of raw material deflation-related price reductions.

Cost Reduction Actions
2025 Actions
We recorded $12.9 million in restructuring charges, net of reversals, during the six months ended June 28, 2025. These charges consisted of severance and related costs for the reduction of approximately 460 positions, as well as asset impairment charges, at various locations across our company. Our 2025 actions are primarily intended to optimize our operational footprint.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$192.5	$317.5
Purchases of property, plant and equipment	(66.0)	(96.3)
Purchases of software and other deferred charges	(15.2)	(12.9)
Purchases of Argentine Blue Chip Swap securities	—	(34.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0
Proceeds from sales of property, plant and equipment	15.7	.3
Proceeds from insurance and sales (purchases) of investments, net	8.8	2.2
Adjusted free cash flow	$135.8	$200.6
During the first six months of 2025, net cash provided by operating activities decreased compared to the same period last year primarily due to higher incentive compensation payments, changes in operational working capital, higher trade rebate payments, and tax payments, net of refunds, partially offset by the prior-year settlement payment for the Adasa legal matter. During the first six months of 2025, adjusted free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities, partially offset by lower purchases of property, plant and equipment and higher proceeds from the sales of property, plant and equipment.
Outlook
Beginning in the first quarter of 2025, the U.S. announced tariffs on goods imported into the U.S. from numerous countries, many of which responded with reciprocal tariffs and other actions on goods imported from the U.S. The U.S. government continues to negotiate with other countries regarding the tariffs; to enable these negotiations, it paused certain of these tariffs until August 1, 2025. As it relates to the direct impact of these tariffs, a relatively small portion of our global materials purchases is impacted and the vast majority of our imports and exports between the U.S., Canada and Mexico are compliant with the United States-Mexico-Canada Agreement (“USMCA”). Based on current information, we estimate that the overall direct impact will likely increase our total raw material costs by a low single digit rate. To mitigate the direct impact to our operations, we have implemented strategic sourcing adjustments and pricing surcharges. The indirect impact on demand for our products and solutions is more uncertain. While a majority of our products and solutions relates to less discretionary consumer staples, we also serve more discretionary and cyclical markets, such as industrials, durables and apparel. In the second quarter of 2025, we estimated that the indirect impact on apparel end markets resulted in a mid-single digit rate decrease in our sales in overall apparel categories.
Certain factors that we believe may contribute to or impact our 2025 results are described below.
•We anticipate elevated uncertainty related to trade policy and the macroeconomic environment.
•In the third quarter of 2025, we anticipate a sequential decrease in operating income due to volume seasonality.
•For the full year:
◦We expect a favorable impact to our net sales and operating income from foreign currency translation, based on recent rates.
◦We anticipate incremental savings from restructuring actions, net of transition costs.
◦We expect our effective tax rate to be in the mid-twenty percent range.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net sales	$2,220.5	$2,235.3
Cost of products sold	1,581.4	1,572.6
Gross profit	639.1	662.7
Marketing, general and administrative expense	352.4	373.9
Other expense (income), net	.5	27.0
Interest expense	34.0	29.2
Other non-operating expense (income), net	(3.3)	(5.8)
Income before taxes	$255.5	$238.4

Avery Dennison Corporation
Gross Profit
Gross profit for the second quarter of 2025 decreased from the same period last year due to the net impact of raw material deflation-related price reductions and higher employee-related costs, partially offset by higher volume/mix and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in the second quarter of 2025 compared to the same period last year primarily due to lower employee-related costs and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.
Other Expense (Income), Net

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$7.9	$6.3
Asset impairment and lease cancellation charges	.1	.9
Other items:
(Gain) loss on venture and other investments	1.8	15.0
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	1.8	4.1
(Gain) loss on sales of assets	(11.1)	—
Outcomes of legal matters and settlements, net	—	.4
Transaction and related costs	—	.3
Other expense (income), net	$.5	$27.0
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the second quarter of 2025 compared to the same period last year primarily due to higher interest related to the €500 million of senior notes we issued in November 2024 and an increase in commercial paper borrowings.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	June 28, 2025	June 29, 2024
Income before taxes	$255.5	$238.4
Provision for income taxes	66.5	61.6
Net income	$189.0	$176.8
Per share amounts:
Net income per common share	$2.42	$2.19
Net income per common share, assuming dilution	2.41	2.18
Effective tax rate	26.0%	25.8%
Provision for Income Taxes
Our effective tax rate for the three months ended June 28, 2025 was comparable to the same period last year. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER
During the fourth quarter of 2024, we modified our segment performance measure to exclude other expense (income), net. These changes align with how our chief operating decision maker evaluates segment performance and allocates resources. Prior-year periods have been conformed to the current period presentation. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; other non-operating expense (income), net; and other items.
Refer to Note 11, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Materials Group

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net sales including intersegment sales	$1,596.2	$1,585.1
Less intersegment sales	(46.0)	(38.3)
Net sales	$1,550.2	$1,546.8
Segment adjusted operating income(1)	242.5	244.5
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $(7.0) million and $21.1 million in the second quarter of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, losses from Argentine peso remeasurement and Blue Chip Swap transactions, (gain) loss on venture and other investments, (gain) loss of sales of assets and outcomes of legal matters and settlements, net.
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
June 28, 2025
Reported net sales change	—%
Reclassification of sales between segments	(1)
Foreign currency translation	(1)
Sales change ex. currency(1)	(1)
Organic sales change(1)	(1)%
(1)Totals may not sum due to rounding.
In the second quarter of 2025, net sales decreased on an organic basis compared to the same period in the prior year mainly due to the impact of raw material deflation-related price reductions, partially offset by favorable volume/mix. On an organic basis, net sales increased by a low single digit rate in North America, decreased by a mid-single digit rate in Europe, the Middle East and North Africa, were comparable in Asia Pacific and increased by a mid-single digit rate in Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in the second quarter of 2025 compared to the same period last year primarily due to the net impact of pricing and raw material input costs, partially offset by productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and favorable volume/mix.
Solutions Group

	Three Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net sales including intersegment sales	$682.8	$703.9
Less intersegment sales	(12.5)	(15.4)
Net sales	$670.3	$688.5
Segment adjusted operating income(1)	67.0	69.8
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $7.2 million and $5.7 million in the second quarter of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, (gain) loss on venture and other investments and transaction and related costs.

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
June 28, 2025
Reported net sales change	(3)%
Reclassification of sales between segments	2
Foreign currency translation	—
Sales change ex. currency(1)	(1)
Organic sales change(1)	(1)%
(1)Totals may not sum due to rounding.
In the second quarter of 2025, net sales decreased on an organic basis compared to the same period in the prior year due to a low single digit rate increase in high-value categories, which was more than offset by a decrease of a mid-single digit rate in the base business. Company-wide, on an organic basis, net sales of intelligent labels were comparable to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in the second quarter of 2025 compared to the same period last year primarily due to the net impact of pricing and raw material costs and growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income Before Taxes

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net sales	$4,368.8	$4,386.6
Cost of products sold	3,108.2	3,091.7
Gross profit	1,260.6	1,294.9
Marketing, general and administrative expense	699.4	739.1
Other expense (income), net	20.4	39.6
Interest expense	64.9	57.8
Other non-operating expense (income), net	(6.6)	(14.4)
Income before taxes	$482.5	$472.8
Gross Profit
Gross profit for the first six months of 2025 decreased from the same period last year primarily due to the net impact of pricing and raw material input costs, higher employee-related costs and the impact of unfavorable foreign currency translation, partially offset by benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and higher volume/mix.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in the first six months of 2025 compared to the same period last year primarily due to lower employee-related costs and benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs, partially offset by growth investments.

Avery Dennison Corporation
Other Expense (Income), Net

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$12.6	$11.2
Asset impairment and lease cancellation charges	.3	2.0
Other items:
(Gain) loss on venture and other investments	16.1	17.2
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	2.5	15.4
(Gain) loss on sales of assets	(11.1)	—
Outcomes of legal matters and settlements, net	—	(6.5)
Transaction and related costs	—	.3
Other expense (income), net	$20.4	$39.6
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased for the six months of 2025 compared to the same period last year primarily due to higher interest related to the €500 million of senior notes we issued in November 2024 and an increase in commercial paper borrowings.
Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts and percentages)	June 28, 2025	June 29, 2024
Income before taxes	$482.5	$472.8
Provision for income taxes	127.2	123.6
Net income	$355.3	$349.2
Per share amounts:
Net income per common share	$4.51	$4.34
Net income per common share, assuming dilution	4.50	4.31
Effective tax rate	26.4%	26.1%
Provision for Income Taxes
Our effective tax rate for the six months ended June 28, 2025 was comparable to the same period last year. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Materials Group

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net sales including intersegment sales	$3,120.2	$3,128.6
Less intersegment sales	(89.9)	(85.3)
Net sales	$3,030.3	$3,043.3
Segment adjusted operating income(1)	472.8	485.0
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $(2.6) million and $35.5 million in the first six months of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, losses from Argentine peso remeasurement and Blue Chip Swap transactions, (gain) loss on venture and other investments, (gain) loss of sales of assets and outcomes of legal matters and settlements, net.

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Six Months Ended
June 28, 2025
Reported net sales change	—%
Reclassification of sales between segments	(1)
Foreign currency translation	1
Sales change ex. currency(1)	—
Organic sales change(1)	—%
(1) Totals may not sum due to rounding
In the first six months of 2025, net sales were comparable on an organic basis compared to the same period in the prior year mainly due to higher volume/mix offsetting the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by a low single digit rate in North America, decreased by a low single digit rate in Europe, the Middle East and North Africa, were comparable in Asia Pacific and increased by a mid-single digit rate in Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in the first six months of 2025 compared to the same period last year primarily due to the net impact of pricing and raw material input costs and the impact of unfavorable foreign currency translation, partially offset by benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and higher volume/mix.
Solutions Group

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net sales including intersegment sales	$1,364.2	$1,369.6
Less intersegment sales	(25.7)	(26.3)
Net sales	$1,338.5	$1,343.3
Segment adjusted operating income(1)	135.2	130.7
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $17.3 million and $3.8 million in the first six months of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, (gain) loss on venture and other investments, transaction and related costs and outcomes of legal matters and settlements, net.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Six Months Ended
June 28, 2025
Reported net sales change	—%
Reclassification of sales between segments	2
Foreign currency translation	1
Sales change ex. currency(1)	2
Organic sales change(1)	2%
(1)Totals may not sum due to rounding
In the first six months of 2025, net sales increased on an organic basis compared to the same period in the prior year due to low single digit rate increases in high-value categories and the base business. Company-wide, on an organic basis, net sales of intelligent labels increased by a low single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the first six months of 2025 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume, partially offset by the net impact of pricing and raw material costs and growth investments.

Avery Dennison Corporation
FINANCIAL CONDITION
Liquidity
Operating Activities

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net income	$355.3	$349.2
Depreciation	100.3	98.7
Amortization	58.4	57.2
Provision for credit losses and sales returns	25.3	28.2
Stock-based compensation	14.7	17.4
Deferred taxes and other non-cash taxes	(12.0)	(3.8)
Other non-cash expense and loss (income and gain), net	20.8	46.6
Changes in assets and liabilities and other adjustments	(370.3)	(276.0)
Net cash provided by operating activities	$192.5	$317.5
During the first six months of 2025, net cash provided by operating activities decreased compared to the same period last year primarily due to higher incentive compensation payments, changes in operational working capital, higher trade rebate payments, and tax payments, net of refunds, partially offset by the prior-year settlement payment for the Adasa legal matter.
Investing Activities

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Purchases of property, plant and equipment	$(66.0)	$(96.3)
Purchases of software and other deferred charges	(15.2)	(12.9)
Purchases of Argentine Blue Chip Swap securities	—	(34.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0
Proceeds from sales of property, plant and equipment	15.7	.3
Proceeds from insurance and sales (purchases) of investments, net	8.8	2.2
Proceeds from settlement of net investment hedges	6.2	—
Payments for acquisitions, net of cash acquired, and venture investments	(10.7)	(1.9)
Net cash used in investing activities	$(61.2)	$(118.8)
Purchases of Property, Plant and Equipment
During the first six months of 2025, in our Materials Group reportable segment, we primarily invested in equipment to support growth in the U.S., certain countries in Europe and certain countries in Asia Pacific, primarily China; in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including Vietnam and China, and in the U.S. During the first six months of 2024, in our Solutions Group reportable segment, we primarily invested in buildings and equipment in certain countries in Asia Pacific, including China and Vietnam, in the U.S. and in certain countries in Latin America, primarily Mexico; in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S. and certain countries in Europe, primarily France.
Purchases of Software and Other Deferred Charges
During the first six months of 2025 and 2024, we primarily invested in information technology upgrades in the U.S.
Purchases and Proceeds from Sales of Argentine Blue Chip Swap Securities
During the first six months of 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million. Refer to Note 12, “Supplemental Financial Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Proceeds from Sales of Property, Plant and Equipment
During the first six months of 2025, we received proceeds from the sale of property in China.
Proceeds from Insurance and Sales (Purchases) of Investments, Net
During the first six months of 2025, we received higher proceeds from sales from investments and insurance policies.

Avery Dennison Corporation
Proceeds from Settlement of Net Investment Hedges
During the first six months of 2025, we settled €420 million notional amount of net investment hedges.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first six months of 2025 and 2024, we made several venture investments.
Financing Activities

	Six Months Ended
(In millions)	June 28, 2025	June 29, 2024
Net increase (decrease) in borrowings with maturities of three months or less	$816.2	$(2.2)
Repayments of long-term debt and finance leases	(551.6)	(3.5)
Dividends paid	(142.9)	(136.2)
Share repurchases	(360.0)	(40.7)
Net (tax withholding) proceeds related to stock-based compensation	(12.6)	(18.4)
Payments for settlement of fair value hedges	(13.5)	—
Other	15.9	(1.1)
Net cash used in financing activities	$(248.5)	$(202.1)
Borrowings and Repayment of Debt
During the first six months of 2025 and 2024, our commercial paper borrowings were used to fund the repayment of long-term debt, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In the first quarter of 2025, we repaid our €500 million of senior notes at maturity using the net proceeds from the €500 million of senior notes we issued in the fourth quarter of 2024, cash flows from operations and commercial paper borrowings.
In the second quarter of 2025, we repaid our $25 million of medium-term notes at maturity using cash flows from operations and commercial paper borrowings.
Refer to Note 3, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $1.82 per share in the first six months of 2025 compared to $1.69 per share in the same period last year. In April 2025, we increased our quarterly dividend rate to $0.94 per share, representing an increase of approximately 7% from our previous quarterly dividend rate of $0.88 per share.
Share Repurchases
During the first six months of 2025 and 2024, we repurchased approximately 2.0 million and 0.2 million shares of our common stock, respectively.
In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Net (Tax Withholding) Proceeds Related to Stock-based Compensation
Tax withholding for stock-based compensation was lower in the first six months of 2025 compared to 2024 primarily due to a lower number of shares vesting for certain performance-based awards based on our performance against the objectives established for the awards.
Payments for Settlement of Fair Value Hedges
During the first six months of 2025, we settled €420 million notional amount of fair value hedges.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the six months ended June 28, 2025, goodwill increased by approximately $52 million to $2.03 billion, reflecting the impact of foreign currency translation.
In the six months ended June 28, 2025, other intangibles resulting from business acquisitions, net, decreased by approximately $39 million to $716.4 million, primarily reflecting current year amortization expense, partially offset by the impact of foreign currency translation.

Avery Dennison Corporation
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of June 28, 2025, the balance of our shareholders’ equity was $2.20 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Six Months Ended
(In millions)	June 28, 2025
Change in net sales	$(45)
International operations generated approximately 69% of our net sales during the six months ended June 28, 2025. Our future results are subject to changes in worldwide economic conditions, tariffs, social, geopolitical, and market conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The unfavorable impact of foreign currency translation on net sales in the first six months of 2025 compared to the same period last year was primarily related to sales in Brazil and Mexico.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. The working capital deficit (current assets minus current liabilities) as of the second quarter of 2024 was primarily due to our €500 million of senior notes due in the first quarter of 2025 and $300 million of senior notes due in the third quarter of 2024. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the second quarter of 2025 increased compared to the second quarter of 2024.

(In millions, except percentages)	June 28, 2025	June 29, 2024
(A) Working capital (deficit)	$121.7	$(332.4)
Reconciling items:
Cash and cash equivalents	(215.9)	(208.8)
Other current assets	(314.5)	(250.5)
Short-term borrowings and current portion of long-term debt and finance leases	922.0	1,172.3
Accrued payroll and employee benefits and other current liabilities	832.6	814.5
(B) Operational working capital	$1,345.9	$1,195.1
(C) Second-quarter net sales, annualized	$8,882.0	$8,941.2
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	15.2%	13.4%
Accounts Receivable Ratio
The average number of days sales outstanding was 67 days in the second quarter of 2025 compared to 62 days in the second quarter of 2024, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The increase in average number of days sales outstanding was primarily due to the impact of customer destocking, timing of collections and impact of foreign currency translation.

Avery Dennison Corporation
Inventory Ratio
Average inventory turnover was 6.2 in the second quarter of 2025 compared to 6.4 in the second quarter of 2024, calculated using the annualized second-quarter cost of products sold in 2025 and 2024, respectively, and divided by the inventory balance at quarter-end.
Accounts Payable Ratio
The average number of days payable outstanding was 75 days in the second quarter of 2025 compared to 76 days in the second quarter of 2024, calculated using the accounts payable balance at quarter-end divided by the respective annualized second-quarter cost of products sold. The decrease in average number of days payable outstanding primarily reflected the timing of vendor payments, partially offset by the impact of foreign currency translation.
Capital Resources
Capital resources used to fund our operational needs include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”).
The Revolver is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of June 28, 2025 or December 28, 2024.
As of June 28, 2025, we had cash and cash equivalents of $215.9 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of June 28, 2025, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.
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
Capital from Debt
The carrying value of our total debt increased by approximately $398 million in the first six months of 2025 to $3.55 billion, primarily reflecting higher commercial paper borrowings and the revaluation of our euro-denominated debt, partially offset by the repayment of our €500 million of senior notes and our $25 million of medium-term notes at their maturity in the first and second quarters of 2025, respectively.
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

Tensions remain in trade relations between the U.S. and other regions and countries, including Canada, Mexico, China and the European Union. In 2025, the U.S. implemented a 10% global baseline tariff rate on nearly all U.S. imports, with higher rates on certain goods. Additionally, it imposed significant tariffs on goods from Canada, Mexico, China and the European Union, each of which announced and/or imposed reciprocal tariffs. The amount of these tariffs or the classes of goods on which they are imposed could significantly increase. The U.S. government continues to negotiate with countries regarding the tariffs; to enable these negotiations, it paused certain of these tariffs until August 1, 2025. On July 27, 2025, the U.S. and the European Union agreed to a framework for a trade deal that included a baseline tariff rate of 15% on most goods imported from the European Union into the U.S. While the direct impacts on our operations after our mitigating actions have not been significant, our business could be materially adversely impacted by changes in U.S. and non-U.S. trade policies, including potential modifications to existing trade agreements and additional tariffs or other restrictions on free trade, impacting our raw materials or finished products. The indirect impact on demand for our products and solutions as a result of these events, which negatively impacted sales in overall apparel categories in the second quarter of 2025, is more uncertain and elevated as the outlook for global gross domestic product growth has reduced. Further developments in international trade relations could have a material adverse effect on our business.

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

Avery Dennison Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the second quarter of 2025 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(4)(5)
March 30, 2025 – April 26, 2025	397.7	$169.86	397.7	$769.9
April 27, 2025 – May 24, 2025	49.5	177.39	49.5	761.1
May 25, 2025 – June 28, 2025	119.5	177.59	119.5	739.9
Total	566.7	$172.15	566.7	$739.9
(1)The periods shown are our fiscal months during the thirteen-week quarter ended June 28, 2025.
(2)Shares in thousands.
(3)Average price paid per share includes transaction costs to acquire the shares and excludes the non-deductible 1% excise tax on the net value of repurchases imposed under the Inflation Reduction Act of 2022.
(4)In April 2022, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
(5)Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the second quarter of 2025.

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

July 29, 2025