Form 10-Q
period 2025-09-27
Avery Dennison Corp
filed 2025-10-28
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________
Commission file number 1-7685
AVERY DENNISON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1492269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8080 Norton Parkway Mentor, Ohio	44060
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 534-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1 par value	AVY	New York Stock Exchange
3.750% Senior Notes due 2034	AVY34	Nasdaq Stock Market
4.000% Senior Notes due 2035	AVY35	Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of October 25, 2025: 77,295,394

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2025 QUARTERLY REPORT ON FORM 10-Q

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

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	September 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$536.3	$329.1
Trade accounts receivable, less allowances of $29.6 and $29.0 at September 27, 2025 and December 28, 2024, respectively	1,627.8	1,466.2
Inventories	1,037.4	978.1
Other current assets	322.2	305.3
Total current assets	3,523.7	3,078.7
Property, plant and equipment, net	1,579.9	1,586.7
Goodwill	2,029.5	1,976.2
Other intangibles resulting from business acquisitions, net	694.4	755.3
Deferred tax assets	132.3	110.0
Other assets	907.1	897.3
Total assets	$8,866.9	$8,404.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$578.8	$592.3
Accounts payable	1,303.2	1,340.7
Accrued payroll and employee benefits	243.4	288.9
Other current liabilities	661.7	640.7
Total current liabilities	2,787.1	2,862.6
Long-term debt and finance leases	3,202.3	2,559.9
Long-term retirement benefits and other liabilities	436.7	434.6
Deferred tax liabilities and income taxes payable	229.8	234.8
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at September 27, 2025 and December 28, 2024; issued – 124,126,624 shares at September 27, 2025 and December 28, 2024; outstanding – 77,545,388 shares and 79,800,396 shares at September 27, 2025 and December 28, 2024, respectively	124.1	124.1
Capital in excess of par value	829.6	840.6
Retained earnings	5,498.3	5,151.2
Treasury stock at cost, 46,581,236 shares and 44,326,228 shares at September 27, 2025 and December 28, 2024, respectively	(3,784.7)	(3,347.5)
Accumulated other comprehensive loss	(456.3)	(456.1)
Total shareholders’ equity	2,211.0	2,312.3
Total liabilities and shareholders’ equity	$8,866.9	$8,404.2
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$2,215.5	$2,183.4	$6,584.3	$6,570.0
Cost of products sold	1,580.5	1,556.8	4,688.7	4,648.5
Gross profit	635.0	626.6	1,895.6	1,921.5
Marketing, general and administrative expense	353.9	346.9	1,053.3	1,086.0
Other expense (income), net	16.7	15.3	37.1	54.9
Interest expense	33.3	30.0	98.2	87.8
Other non-operating expense (income), net	(3.7)	(4.9)	(10.3)	(19.3)
Income before taxes	234.8	239.3	717.3	712.1
Provision for income taxes	68.5	57.6	195.7	181.2
Net income	$166.3	$181.7	$521.6	$530.9

Per share amounts:
Net income per common share	$2.13	$2.26	$6.64	$6.60
Net income per common share, assuming dilution	$2.13	$2.25	$6.64	$6.56

Weighted average number of shares outstanding:
Common shares	77.9	80.5	78.5	80.5
Common shares, assuming dilution	78.0	80.8	78.6	80.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$166.3	$181.7	$521.6	$530.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4.3)	35.1	(1.9)	5.4
Pension and other postretirement benefits	.4	.5	1.5	.9
Cash flow hedges	(1.8)	1.7	1.9	1.4
Fair value hedges	(.6)	—	(1.7)	—
Other comprehensive income (loss), net of tax	(6.3)	37.3	(.2)	7.7
Total comprehensive income, net of tax	$160.0	$219.0	$521.4	$538.6
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Operating Activities
Net income	$521.6	$530.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154.6	147.5
Amortization	88.1	86.5
Provision for credit losses and sales returns	39.2	38.2
Stock-based compensation	22.7	24.2
Deferred taxes and other non-cash taxes	(14.7)	(3.0)
Other non-cash expense and loss (income and gain), net	31.7	59.7
Changes in assets and liabilities and other adjustments	(338.6)	(296.4)
Net cash provided by operating activities	504.6	587.6

Investing Activities
Purchases of property, plant and equipment	(101.9)	(139.3)
Purchases of software and other deferred charges	(22.9)	(22.1)
Purchases of Argentine Blue Chip Swap securities	—	(34.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0
Proceeds from sales of property, plant and equipment	20.2	.4
Proceeds from insurance and sales (purchases) of investments, net	4.5	3.6
Proceeds from settlement of net investment hedges	6.2	—
Payments for acquisitions, net of cash acquired, and venture investments	(10.7)	(1.9)
Net cash used in investing activities	(104.6)	(169.5)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	482.0	208.2
Additional long-term borrowings	576.8	—
Repayments of long-term debt and finance leases	(558.3)	(305.2)
Dividends paid	(216.0)	(207.1)
Share repurchases	(453.6)	(107.5)
Net (tax withholding) proceeds related to stock-based compensation	(12.7)	(8.2)
Payments for settlement of fair value hedges	(13.5)	—
Other	(.3)	—
Net cash used in financing activities	(195.6)	(419.8)

Effect of foreign currency translation on cash balances	2.8	(.6)
Increase (decrease) in cash and cash equivalents	207.2	(2.3)
Cash and cash equivalents, beginning of year	329.1	215.0
Cash and cash equivalents, end of period	$536.3	$212.7
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
Fiscal Periods
The three and nine months ended September 27, 2025 and September 28, 2024 each consisted of thirteen- and thirty-nine-week periods, respectively.
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
Accounting Guidance Update
In the first quarter of 2025, we adopted guidance related to the accounting for and disclosure of crypto assets. The impact of our adoption of this guidance was not material to our financial statements or disclosures.
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the nine months ended September 27, 2025 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 28, 2024	$606.1	$1,370.1	$1,976.2
Translation adjustments	38.1	15.2	53.3
Goodwill as of September 27, 2025	$644.2	$1,385.3	$2,029.5
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $22.2 million and $22.3 million for the three months ended September 27, 2025 and September 28, 2024, respectively, and $66.4 million and $67.0 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2025 and for each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2025 (remainder of year)	$22.2
2026	86.0
2027	85.6
2028	77.8
2029	62.4
2030 and thereafter	204.4

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
In the third quarter of 2025, we repaid our $5 million of medium-term notes at maturity using cash flows from operations and commercial paper borrowings.
In September 2025, we issued €500 million of senior notes, due September 11, 2035, which bear an interest rate of 4.000% per year, payable annually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were approximately €494 million ($577 million), which we intend to use for general corporate purposes, including to finance acquisitions and repay existing indebtedness under our commercial paper program. Refer to Note 14, “Subsequent Events,” to the unaudited Condensed Consolidated Financial Statements for more information regarding our acquisition of W.F. Taylor Holdings, Inc.
In September 2025, we entered into foreign currency forward contracts that we designated as fair value hedges to hedge the principal balance of our €500 million of senior notes due in 2035 that offset changes in the fair value of the hedged item attributable to foreign currency risk.
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
Refer to Note 5, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.71 billion at September 27, 2025 and $3.01 billion at December 28, 2024. Fair value was determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $1.20 billion revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents in excess of $50 million to a certain measure of income. As of both September 27, 2025 and December 28, 2024, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of September 27, 2025 or December 28, 2024.
Note 4. Cost Reduction Actions
2025 Actions
We recorded $22.8 million in restructuring charges, net of reversals, during the nine months ended September 27, 2025. These charges consisted of severance and related costs for the reduction of approximately 770 positions, as well as asset impairment charges, at various locations across our company. Our 2025 actions are primarily intended to optimize our operational footprint.
During the nine months ended September 27, 2025, restructuring charges and payments were as follows:

(In millions)	Accrual at December 28, 2024	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at September 27, 2025
2025 Actions
Severance and related costs	$10.0	$20.1	$(27.1)	$—	$—	$3.0
Asset impairment charges	—	1.7	—	(1.7)	—	—
Lease cancellation charges	—	1.0	(1.0)	—	—	—
Total	$10.0	$22.8	$(28.1)	$(1.7)	$—	$3.0
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

Avery Dennison Corporation
The table below shows the amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$4.5	$1.5	$9.5	$5.6
Solutions Group	5.2	10.9	12.4	19.7
Corporate	.1	—	.8	.3
Total	$9.8	$12.4	$22.7	$25.6
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
Fair Value Hedges
In the third quarter of 2025, we entered into foreign currency forward contracts to hedge a portion of the principal balance of our €500 million of senior notes due in the third quarter of 2035. During 2024, we entered into foreign currency forward contracts to hedge a portion of the principal balance of our €500 million of senior notes that matured in the first quarter of 2025 and €500 million of senior notes due in the fourth quarter of 2034. We enter into these contracts to offset changes in the fair value of the hedged item attributable to foreign currency risk. The foreign currency forward contracts hedging our €500 million of senior notes due in the third quarter of 2035 and €500 million of senior notes due in the fourth quarter of 2034 mature in September 2026 and December 2025, respectively.
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
Net Investment Hedges
In the third quarter of 2025 and during 2024, we entered into foreign currency forward contracts and zero-cost collars, combining each pair as net investment hedges for accounting purposes, to minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and the bought call strike rates of the contracts. The notional amount of both hedges was €500 million at September 27, 2025, and they mature in September 2026 and December 2025, respectively.
Other Derivatives
We enter into foreign currency exchange contracts to reduce the risk from foreign currency exchange rate fluctuations associated with our receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. The impact of these foreign currency exchange contracts on the unaudited Condensed Consolidated Financial Statements was not material.

Avery Dennison Corporation
The following table shows the fair value and balance sheet locations of our fair value hedges, cross-currency swap contracts designated as cash flow hedges and net investment hedges as of September 27, 2025 and December 28, 2024:

(In millions)	Notional Amount	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Type of Hedge
September 27, 2025
Derivatives designated as hedges:
Foreign currency forward contracts	$1,167.4	$29.7	$—	$.3	$—	Fair value
Cross-currency swap contracts	250.0	—	—	—	11.8	Cash flow
Foreign currency forward contracts with collars	1,167.4	—	—	20.3	—	Net investment
Total		$29.7	$—	$20.6	$11.8

December 28, 2024
Derivatives designated as hedges:
Foreign currency forward contracts	$958.9	$.2	$—	$36.7	$—	Fair value
Cross-currency swap contracts	250.0	—	10.9	—	—	Cash flow
Foreign currency forward contracts with collars	958.9	17.8	—	.2	—	Net investment
Total		$18.0	$10.9	$36.9	$—
The following table shows the components of net gains (losses) recognized in income related to derivative instruments:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gain (loss) on derivatives designated as fair value hedges:
Foreign currency forward contracts - Marketing, general and administrative expense	$(2.5)	$1.9	$63.8	$1.9
The impact of the hedged items associated with the derivative in the table above is recorded to the same income statement line as the derivative instrument. The net gains (losses) recognized in income related to our cross-currency swap contracts were not material to the unaudited Condensed Consolidated Statements of Income for the three or nine months ended September 27, 2025 and September 28, 2024.
The loss recognized in translation for the net investment hedges was $5.8 million and $40.9 million for the three and nine months ended September 27, 2025, respectively, and $1.1 million for both the three and nine months ended September 28, 2024.
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Income before taxes	$234.8	$239.3	$717.3	$712.1
Provision for income taxes	68.5	57.6	195.7	181.2
Effective tax rate	29.2%	24.1%	27.3%	25.4%

Our provision for income taxes for the three and nine months ended September 27, 2025 included $5.6 million and $14.0 million, respectively, of net tax charge related to the tax on global intangible low-taxed income (“GILTI”) of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”). Our provision for income taxes for these periods was also negatively affected by the recognition of uncertain tax positions in certain foreign jurisdictions. In addition, our provision for income taxes for these periods included a discrete benefit from a favorable ruling related to deductibility of interest expense in a foreign jurisdiction.

Avery Dennison Corporation
During the third quarter of 2025, we decided to further appeal the court decision denying our application of incentive tax rates in a foreign jurisdiction for the 2016-2019 tax years. We do not expect the final resolution of this matter, even if unfavorable, to have an adverse impact on our provision for income taxes or cash flows as taxes were previously paid at regular tax rates.

On July 4, 2025, the U.S. legislation, commonly referred to as the One Big Beautiful Bill Act, was signed into law. We do not expect this legislation to have a material impact on our financial statements or disclosures in 2025. We will continue to monitor additional guidance from the Internal Revenue Service (“IRS”).

Our provision for income taxes for the three and nine months ended September 28, 2024 included $3.4 million and $11.7 million, respectively, of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII. Our provision for income taxes for these periods also included the following discrete items: (i) net benefits primarily from decreases in certain tax reserves, including interest and penalties, as a result of closing tax years and the settlement of a foreign tax audit; (ii) the return-to-provision benefit upon completion of our 2023 U.S. federal income tax return; and (iii) excess tax benefits associated with stock-based payments.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. We and our U.S. subsidiaries have completed the IRS Compliance Assurance Process through 2022. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
It is reasonably possible that, during the next 12 months, we may realize a net decrease in our uncertain tax positions, including interest and penalties, of approximately $4 million, primarily as a result of closing tax years.
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
(A)Net income	$166.3	$181.7	$521.6	$530.9
(B)Weighted average number of common shares outstanding	77.9	80.5	78.5	80.5
Dilutive shares (additional common shares issuable under stock-based awards)	.1	.3	.1	.4
(C) Weighted average number of common shares outstanding, assuming dilution	78.0	80.8	78.6	80.9
Net income per common share: (A) ÷ (B)	$2.13	$2.26	$6.64	$6.60
Net income per common share, assuming dilution: (A) ÷ (C)	$2.13	$2.25	$6.64	$6.56
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million for the three and nine months ended September 27, 2025 and September 28, 2024.

Avery Dennison Corporation
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$821.9	$833.1	$840.6	$854.5
Issuance of shares under stock-based compensation plans(1)	7.7	6.7	(11.0)	(14.7)
Ending balance	$829.6	$839.8	$829.6	$839.8
Retained earnings
Beginning balance	$5,399.3	$4,922.2	$5,151.2	$4,691.8
Cumulative-effect adjustment upon adoption of accounting standard update(2)	—	—	10.2	—
Net income	166.3	181.7	521.6	530.9
Issuance of shares under stock-based compensation plans(1)	.1	3.2	12.8	7.3
Contribution of shares to 401(k) plan(1)	5.7	6.5	18.5	19.8
Dividends	(73.1)	(70.9)	(216.0)	(207.1)
Ending balance	$5,498.3	$5,042.7	$5,498.3	$5,042.7
Treasury stock at cost
Beginning balance	$(3,693.7)	$(3,154.6)	$(3,347.5)	$(3,134.4)
Repurchase of shares for treasury	(93.6)	(66.8)	(453.6)	(107.5)
Issuance of shares under stock-based compensation plans(1)	—	7.1	8.3	23.4
Contribution of shares to 401(k) plan(1)	2.6	2.0	8.1	6.2
Ending balance	$(3,784.7)	$(3,212.3)	$(3,784.7)	$(3,212.3)
Accumulated other comprehensive loss
Beginning balance	$(450.0)	$(437.7)	$(456.1)	$(408.1)
Other comprehensive income (loss), net of tax	(6.3)	37.3	(.2)	7.7
Ending balance	$(456.3)	$(400.4)	$(456.3)	$(400.4)
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
Dividends per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Dividends per common share	$.94	$.88	$2.76	$2.57
In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 27, 2025 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Fair Value Hedges	Total
Balance as of December 28, 2024	$(375.5)	$(78.0)	$(4.6)	$2.0	$(456.1)
Other comprehensive income (loss) before reclassifications, net of tax	(1.9)	—	(1.0)	(1.7)	(4.6)
Reclassifications to net income, net of tax	—	1.5	2.9	—	4.4
Other comprehensive income (loss), net of tax	(1.9)	1.5	1.9	(1.7)	(.2)
Balance as of September 27, 2025	$(377.4)	$(76.5)	$(2.7)	$.3	$(456.3)
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
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of September 27, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$52.6	$27.2	$25.4	$—
Derivative assets	34.8	.4	34.4	—
Bank drafts	7.0	7.0	—	—
Liabilities
Derivative liabilities	$36.9	$.8	$36.1	$—
Contingent consideration liabilities	2.7	—	—	2.7

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2024 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.0	$24.2	$23.8	$—
Derivative assets	41.2	.4	40.8	—
Bank drafts	5.2	5.2	—	—
Liabilities
Derivative liabilities	$41.5	$.4	$41.1	$—
Contingent consideration liabilities	4.8	—	—	4.8
Investments include fixed income securities (primarily U.S. government and corporate debt and equity securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. As of September 27, 2025, investments of $1.9 million, $45.4 million and $5.3 million were included in “Cash and cash equivalents,” “Other current assets” and “Other assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. As of December 28, 2024, investments of $1.5 million, $38.1 million and $8.4 million were included in “Cash and cash equivalents,” “Other current assets” and “Other assets,” respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months), which are valued at face value due to their short-term nature, were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of September 27, 2025 and December 28, 2024 relate to estimated earn-out payments associated with an acquisition completed in 2021, which are subject to the acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified within Level 3 of the valuation hierarchy. Activity related to contingent consideration was immaterial for the nine months ended September 27, 2025 and September 28, 2024.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $56 million and $45 million as of September 27, 2025 and December 28, 2024, respectively, which was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. Starting in the second quarter of 2024, we began revaluing certain investments based on Level 1 inputs; the fair value of these investments was $5.3 million and $8.4 million as of September 27, 2025 and December 28, 2024, respectively. We recognized a net gain of $1.3 million and a net loss of $2.5 million in our venture and other investments for the three months ended September 27, 2025 and September 28, 2024, respectively, and net losses of $14.8 million and $19.7 million for the nine months ended September 27, 2025 and September 28, 2024, respectively. These net gains or losses were recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
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
As of September 27, 2025, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we enter into with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the nine months ended September 27, 2025 is shown below.

(In millions)
Balance at December 28, 2024	$13.0
Charges, net of reversals	2.6
Payments	(3.9)
Balance at September 27, 2025	$11.7
Approximately $4 million and $5 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024, respectively.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025(2)	September 28, 2024	September 27, 2025(2)	September 28, 2024
Net sales to unaffiliated customers(1)
Materials Group:
North America	$481.6	$478.1	$1,468.1	$1,438.4
Europe, the Middle East and North Africa	520.2	498.5	1,586.1	1,583.1
Asia Pacific	391.4	396.7	1,135.5	1,147.5
Latin America	122.8	124.4	356.6	372.0
Total Materials Group	1,516.0	1,497.7	4,546.3	4,541.0
Solutions Group:
Apparel and other	464.6	464.3	1,351.0	1,400.7
Identification Solutions and Vestcom	234.9	221.4	687.0	628.3
Total Solutions Group	699.5	685.7	2,038.0	2,029.0
Net sales to unaffiliated customers	$2,215.5	$2,183.4	$6,584.3	$6,570.0
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
Segment Information
During the fourth quarter of 2024, we modified our segment performance measure to exclude other expense (income), net. This change aligns with how our chief operating decision maker evaluates segment performance and allocates resources. Prior-year periods have been conformed to the current-period presentation. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; other non-operating expense (income), net; and other items. Segment results and reconciliation to income before taxes are presented below.

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Materials Group
Net sales to unaffiliated customers	$1,516.0	$1,497.7	$4,546.3	$4,541.0
Segment expense(1)	1,285.9	1,275.5	3,843.4	3,833.8
Segment adjusted operating income	$230.1	$222.2	$702.9	$707.2
Solutions Group
Net sales to unaffiliated customers	$699.5	$685.7	$2,038.0	$2,029.0
Segment expense(1)	629.8	608.3	1,833.1	1,820.9
Segment adjusted operating income	$69.7	$77.4	$204.9	$208.1
(1)Segment expense included cost of products sold and marketing, general and administrative expense and excluded other expense (income), net, and other items.

Avery Dennison Corporation

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Segment adjusted operating income
Materials Group	$230.1	$222.2	$702.9	$707.2
Solutions Group	69.7	77.4	204.9	208.1
Total	299.8	299.6	907.8	915.3
Corporate expense	(18.7)	(19.9)	(65.5)	(73.1)
Other expense (income), net and other items	(16.7)	(15.3)	(37.1)	(61.6)
Interest expense	(33.3)	(30.0)	(98.2)	(87.8)
Other non-operating expense (income), net	3.7	4.9	10.3	19.3
Income before taxes	$234.8	$239.3	$717.3	$712.1
Additional Segment Information
Additional financial information by reportable segment is shown below.

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Intersegment sales
Materials Group	$45.4	$37.8	$135.3	$123.1
Solutions Group	12.2	12.3	37.9	38.6
Intersegment sales	$57.6	$50.1	$173.2	$161.7
Capital expenditures(1)(2)
Materials Group	$19.3	$19.4	$51.3	$61.1
Solutions Group	14.8	25.3	49.8	78.5
Capital expenditures	$34.1	$44.7	$101.1	$139.6
Depreciation and amortization expense(1)
Materials Group	$34.8	$33.1	$99.3	$98.7
Solutions Group	49.2	45.0	143.4	135.3
Depreciation and amortization expense	$84.0	$78.1	$242.7	$234.0
(1)Corporate capital expenditures and depreciation and amortization expense are allocated to our reportable segments based on their percentage of consolidated net sales.
(2)Capital expenditures for property, plant and equipment included accruals.

Avery Dennison Corporation
Other expense (income), net, by type was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$7.5	$11.0	$20.1	$22.2
Asset impairment and lease cancellation charges	2.3	1.4	2.6	3.4
Other items:
Outcomes of legal matters and settlements, net	4.7	—	4.7	(6.5)
Transaction and related costs	2.0	—	2.0	.3
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	1.9	.4	4.4	15.8
(Gain) loss on venture and other investments	(1.3)	2.5	14.8	19.7
(Gain) loss on sales of assets	(.4)	—	(11.5)	—
Other expense (income), net	$16.7	$15.3	$37.1	$54.9
Note 12. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	September 27, 2025	December 28, 2024
Raw materials	$421.0	$435.0
Work-in-progress	244.3	224.9
Finished goods	372.1	318.2
Inventories	$1,037.4	$978.1
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	September 27, 2025	December 28, 2024
Property, plant and equipment	$4,208.0	$3,993.5
Accumulated depreciation	(2,628.1)	(2,406.8)
Property, plant and equipment, net	$1,579.9	$1,586.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Beginning balance	$29.0	$34.4
Provision for credit losses	2.0	6.7
Amounts written off	(3.1)	(4.1)
Other, including foreign currency translation	1.7	.1
Ending balance	$29.6	$37.1

Avery Dennison Corporation
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs were included in accounts payable in our unaudited Condensed Consolidated Balance Sheets and activities related to these programs were presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of September 27, 2025 and December 28, 2024, the amounts due to financial institutions for suppliers that participate in these programs were $397.8 million and $384.6 million, respectively.
Argentine Blue Chip Swap
During 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies or remit foreign currency out of Argentina. Due to these currency exchange restrictions, markets in Argentina use a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars in and out of Argentina. During the nine months ended September 28, 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million that we recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Purchases and the proceeds from sales of Argentine Blue Chip Swap securities were included in investing activities in our unaudited Condensed Consolidated Statements of Cash Flows.
Note 13. Recent Accounting Requirements
In September 2025, the Financial Accounting Standards Board issued guidance changing the capitalization criteria for internal-use software, eliminating references to project stages and requiring that projects meet completion probability before costs can be capitalized. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently assessing the impact of this guidance on our consolidated financial statements.
Note 14 . Subsequent Events
On October 20, 2025, we completed our business acquisition of W.F. Taylor Holdings, Inc., a Georgia-based flooring adhesives business, for the purchase price of $390 million. This acquisition is expected to expand the product portfolio in our Materials Group reportable segment. We funded this acquisition using a combination of cash and proceeds from an issuance of senior notes in September 2025. Refer to Note 3,“Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.

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
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, the currency adjustments for transitional reporting of highly inflationary economies and the reclassification of sales between segments. Additionally, where applicable, sales change ex. currency is also adjusted for extra days in our fiscal year and the calendar shift resulting from extra days in the prior fiscal year. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current-period average exchange rates to exclude the effect of foreign currency fluctuations. Our 2025 fiscal year that began on December 29, 2024 will end on December 31, 2025; fiscal years 2026 and beyond will be coincident with the calendar year beginning on January 1 and ending on December 31.
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
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended September 27, 2025	Nine Months Ended September 27, 2025
Reported net sales change	1%	—%
Foreign currency translation	(2)	—
Sales change ex. currency(1)	—	—
Organic sales change(1)	—%	—%
(1)Totals may not sum due to rounding.
In the three months and nine months ended September 27, 2025, net sales on an organic basis were comparable with the same periods in the prior year.
Net Income
Net income decreased from approximately $531 million in the first nine months of 2024 to approximately $522 million in the first nine months of 2025. The primary factors affecting this decrease were:
•The net impact of raw material deflation-related price reductions
•Higher provision for income taxes
•Growth investments
These items were partially offset by the following factors:
•Benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs
•Higher volume/mix

Cost Reduction Actions
2025 Actions
We recorded $22.8 million in restructuring charges, net of reversals, during the nine months ended September 27, 2025. These charges consisted of severance and related costs for the reduction of approximately 770 positions, as well as asset impairment charges, at various locations across our company. Our 2025 actions are primarily intended to optimize our operational footprint.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$504.6	$587.6
Purchases of property, plant and equipment	(101.9)	(139.3)
Purchases of software and other deferred charges	(22.9)	(22.1)
Purchases of Argentine Blue Chip Swap securities	—	(34.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0
Proceeds from sales of property, plant and equipment	20.2	.4
Proceeds from insurance and sales (purchases) of investments, net	4.5	3.6
Adjusted free cash flow	$404.5	$420.0
During the first nine months of 2025, net cash provided by operating activities decreased compared to the same period last year primarily due to higher incentive compensation payments, changes in operational working capital, higher tax payments, net of refunds, and higher trade rebate payments, partially offset by the prior-year settlement payment for the Adasa legal matter. During the first nine months of 2025, adjusted free cash flow decreased compared to the same period last year primarily due to a decrease in net cash provided by operating activities, partially offset by lower purchases of property, plant and equipment and higher proceeds from the sales of property, plant and equipment.
Outlook
Beginning in the first quarter of 2025, the U.S. announced tariffs on goods imported into the U.S. from numerous countries, many of which responded with reciprocal tariffs and other actions on goods imported from the U.S. The U.S. government continues to negotiate with other countries regarding the tariffs. As it relates to the direct impact of these tariffs, a relatively small portion of our global materials purchases is impacted. To mitigate this direct impact to our operations, we have implemented strategic sourcing adjustments and pricing surcharges. The indirect impact on demand for our products and solutions is more uncertain. While a majority of our products and solutions relates to less discretionary consumer staples, we also serve more discretionary and cyclical markets, such as industrials, durables and apparel. We estimate that the indirect impact of tariffs resulted in an aggregate low single digit rate decrease in sales in our overall apparel categories over the second and third quarters of 2025.
Certain factors that we believe may contribute to or impact our 2025 results are described below.
•We anticipate continued uncertainty related to trade policy and the macroeconomic environment.
•In the fourth quarter of 2025, we anticipate an increase in net sales, both sequentially and compared to the same period last year, from the impacts of favorable foreign currency translation, the extra days resulting from our transition to a December 31, 2025 fiscal year-end, and our acquisition of W.F. Taylor Holdings, Inc.
•For the full year:
◦We expect a favorable impact to our net sales and operating income from foreign currency translation, based on recent rates.
◦We anticipate incremental savings from restructuring actions, net of transition costs.
◦We expect our effective tax rate to be in the mid-twenty percent range.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net sales	$2,215.5	$2,183.4
Cost of products sold	1,580.5	1,556.8
Gross profit	635.0	626.6
Marketing, general and administrative expense	353.9	346.9
Other expense (income), net	16.7	15.3
Interest expense	33.3	30.0
Other non-operating expense (income), net	(3.7)	(4.9)
Income before taxes	$234.8	$239.3

Avery Dennison Corporation
Gross Profit
Gross profit for the third quarter of 2025 increased from the same period last year due to higher volume/mix and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by the net impact of raw material deflation-related price reductions and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the third quarter of 2025 compared to the same period last year primarily due to growth investments and higher employee-related costs, partially offset by benefits from productivity initiatives and savings from restructuring actions, net of transition costs.
Other Expense (Income), Net

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$7.5	$11.0
Asset impairment and lease cancellation charges	2.3	1.4
Other items:
Outcomes of legal matters and settlements, net	4.7	—
Transaction and related costs	2.0	—
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	1.9	.4
(Gain) loss on venture and other investments	(1.3)	2.5
(Gain) loss on sales of assets	(.4)	—
Other expense (income), net	$16.7	$15.3
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the third quarter of 2025 compared to the same period last year primarily due to the €500 million of senior notes we issued in November 2024.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	September 27, 2025	September 28, 2024
Income before taxes	$234.8	$239.3
Provision for income taxes	68.5	57.6
Net income	$166.3	$181.7
Per share amounts:
Net income per common share	$2.13	$2.26
Net income per common share, assuming dilution	2.13	2.25
Effective tax rate	29.2%	24.1%
Provision for Income Taxes
Our effective tax rate for the three months ended September 27, 2025 increased compared to the same period last year primarily due to lower discrete tax benefits and a higher net charge related to the U.S. tax on foreign earnings. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER
During the fourth quarter of 2024, we modified our segment performance measure to exclude other expense (income), net. This change aligns with how our chief operating decision maker evaluates segment performance and allocates resources. Prior-year periods have been conformed to the current-period presentation. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; other non-operating expense (income), net; and other items.
Refer to Note 11, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Materials Group

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net sales including intersegment sales	$1,561.4	$1,535.5
Less intersegment sales	(45.4)	(37.8)
Net sales	$1,516.0	$1,497.7
Segment adjusted operating income(1)	230.1	222.2
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $13.6 million and $4.4 million in the third quarters of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, outcomes of legal matters and settlements, net, (gain) loss on venture and other investments, transaction and related costs, and losses from Argentine peso remeasurement and Blue Chip Swap transactions.

Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
September 27, 2025
Reported net sales change	1%
Reclassification of sales between segments	(1)
Foreign currency translation	(2)
Sales change ex. currency(1)	(2)
Organic sales change(1)	(2)%
(1)Totals may not sum due to rounding.
In the third quarter of 2025, net sales decreased on an organic basis compared to the same period in the prior year primarily due to the impact of raw material deflation-related price reductions, partially offset by favorable volume/mix. On an organic basis, net sales were comparable in North America, decreased by a low single digit rate in Europe, the Middle East and North Africa, and decreased by low single digit rates in Asia Pacific and Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the third quarter of 2025 compared to the same period last year primarily due to productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and favorable volume/mix, partially offset by the net impact of pricing and raw material input costs.
Solutions Group

	Three Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net sales including intersegment sales	$711.7	$698.0
Less intersegment sales	(12.2)	(12.3)
Net sales	$699.5	$685.7
Segment adjusted operating income(1)	69.7	77.4
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $1.5 million and $10.9 million in the third quarters of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, outcomes of legal matters and settlements, net, (gain) loss on venture and other investments, and gain (loss) on sales of assets.

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
September 27, 2025
Reported net sales change	2%
Reclassification of sales between segments	2
Foreign currency translation	—
Sales change ex. currency(1)	4
Organic sales change(1)	4%
(1)Totals may not sum due to rounding.
In the third quarter of 2025, net sales increased on an organic basis compared to the same period in the prior year due to a high single digit rate increase in high-value categories, partially offset by a low single digit rate decrease in the base business. Company-wide, on an organic basis, net sales of intelligent labels increased by a low single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in the third quarter of 2025 compared to the same period last year primarily due to higher employee-related costs and the net impact of pricing and raw material costs, partially offset by higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income Before Taxes

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net sales	$6,584.3	$6,570.0
Cost of products sold	4,688.7	4,648.5
Gross profit	1,895.6	1,921.5
Marketing, general and administrative expense	1,053.3	1,086.0
Other expense (income), net	37.1	54.9
Interest expense	98.2	87.8
Other non-operating expense (income), net	(10.3)	(19.3)
Income before taxes	$717.3	$712.1
Gross Profit
Gross profit for the first nine months of 2025 decreased from the same period last year primarily due to the net impact of pricing and raw material input costs and higher employee-related costs, partially offset by benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and higher volume/mix.
Marketing, General and Administrative Expense
Marketing, general and administrative expense decreased in the first nine months of 2025 compared to the same period last year primarily due to lower employee-related costs and benefits from productivity initiatives, including temporary cost-saving actions and savings from restructuring actions, net of transition costs, partially offset by growth investments.

Avery Dennison Corporation
Other Expense (Income), Net

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$20.1	$22.2
Asset impairment and lease cancellation charges	2.6	3.4
Other items:
Outcomes of legal matters and settlements, net	4.7	(6.5)
Transaction and related costs	2.0	.3
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	4.4	15.8
(Gain) loss on venture and other investments	14.8	19.7
(Gain) loss on sales of assets	(11.5)	—
Other expense (income), net	$37.1	$54.9
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased for the nine months of 2025 compared to the same period last year primarily due to the €500 million of senior notes we issued in November 2024.
Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	September 27, 2025	September 28, 2024
Income before taxes	$717.3	$712.1
Provision for income taxes	195.7	181.2
Net income	$521.6	$530.9
Per share amounts:
Net income per common share	$6.64	$6.60
Net income per common share, assuming dilution	6.64	6.56
Effective tax rate	27.3%	25.4%
Provision for Income Taxes
Our effective tax rate for the nine months ended September 27, 2025 increased compared to the same period last year primarily due to lower discrete tax benefits and a higher net charge related to the U.S. tax on foreign earnings. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

We are currently evaluating a foreign restructuring transaction that is reasonably possible to be completed before year-end. This transaction will better align our legal entity structure with our business operations, primarily by eliminating dormant entities. In addition, this transaction is expected to lift restrictions on certain previously trapped tax losses, making them available to offset future tax liabilities under the new structure. We anticipate that we would release a corresponding $10 million valuation allowance upon any completion of this transaction.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Materials Group

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net sales including intersegment sales	$4,681.6	$4,664.1
Less intersegment sales	(135.3)	(123.1)
Net sales	$4,546.3	$4,541.0
Segment adjusted operating income(1)	702.9	707.2
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $11.0 million and $39.9 million in the first nine months of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, outcomes of legal matters and settlements, net, (gain) loss on venture and other investments, transaction and related costs, losses from Argentine peso remeasurement and Blue Chip Swap transactions and (gain) loss on sales of assets.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Nine Months Ended
September 27, 2025
Reported net sales change	—%
Reclassification of sales between segments	(1)
Foreign currency translation	—
Sales change ex. currency(1)	(1)
Organic sales change(1)	(1)%
(1) Totals may not sum due to rounding
In the first nine months of 2025, net sales decreased on an organic basis compared to the same period in the prior year primarily due to the impact of raw material deflation-related price reductions, partially offset by favorable volume/mix. On an organic basis, net sales increased by a low single digit rate in North America, decreased by a low single digit rate in Europe, the Middle East and North Africa, were comparable in Asia Pacific and increased by a low single digit rate in Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in the first nine months of 2025 compared to the same period last year primarily due to the net impact of pricing and raw material input costs, partially offset by benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and higher volume/mix.
Solutions Group

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net sales including intersegment sales	$2,075.9	$2,067.6
Less intersegment sales	(37.9)	(38.6)
Net sales	$2,038.0	$2,029.0
Segment adjusted operating income(1)	204.9	208.1
(1)Segment adjusted operating income excluded other expense (income), net, and other items of $18.8 million and $14.7 million in the first nine months of 2025 and 2024, respectively. Exclusions related to charges associated with restructuring actions, outcomes of legal matters and settlements, net, (gain) loss on venture and other investments, (gain) loss on sales of assets and transaction and related costs.

Avery Dennison Corporation
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

Nine Months Ended
September 27, 2025
Reported net sales change	—%
Reclassification of sales between segments	2
Foreign currency translation	—
Sales change ex. currency(1)	3
Organic sales change(1)	3%
(1)Totals may not sum due to rounding
In the first nine months of 2025, net sales increased on an organic basis compared to the same period in the prior year due to a mid-single digit rate increase in high-value categories and a low single digit rate increase in the base business. Company-wide, on an organic basis, net sales of intelligent labels increased by a low single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in the first nine months of 2025 compared to the same period last year primarily due to the net impact of pricing and raw material costs, higher employee-related costs and growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net income	$521.6	$530.9
Depreciation	154.6	147.5
Amortization	88.1	86.5
Provision for credit losses and sales returns	39.2	38.2
Stock-based compensation	22.7	24.2
Deferred taxes and other non-cash taxes	(14.7)	(3.0)
Other non-cash expense and loss (income and gain), net	31.7	59.7
Changes in assets and liabilities and other adjustments	(338.6)	(296.4)
Net cash provided by operating activities	$504.6	$587.6
During the first nine months of 2025, net cash provided by operating activities decreased compared to the same period last year primarily due to higher incentive compensation payments, changes in operational working capital, higher tax payments, net of refunds, and higher trade rebate payments, partially offset by the prior-year settlement payment for the Adasa legal matter.

Avery Dennison Corporation
Investing Activities

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Purchases of property, plant and equipment	$(101.9)	$(139.3)
Purchases of software and other deferred charges	(22.9)	(22.1)
Purchases of Argentine Blue Chip Swap securities	—	(34.2)
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0
Proceeds from sales of property, plant and equipment	20.2	.4
Proceeds from insurance and sales (purchases) of investments, net	4.5	3.6
Proceeds from settlement of net investment hedges	6.2	—
Payments for acquisitions, net of cash acquired, and venture investments	(10.7)	(1.9)
Net cash used in investing activities	$(104.6)	$(169.5)
Purchases of Property, Plant and Equipment
During the first nine months of 2025, in our Materials Group reportable segment, we primarily invested in equipment to support growth in the U.S., certain countries in Europe and certain countries in Asia Pacific, primarily China; in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including China and Vietnam, and in the U.S. During the first nine months of 2024, in our Solutions Group reportable segment, we primarily invested in buildings and equipment in certain countries in Asia Pacific, including China and Vietnam, in the U.S. and in certain countries in Latin America, primarily Mexico; in our Materials Group reportable segment, we primarily invested in buildings and equipment to support growth in the U.S. and certain countries in Europe, primarily France.
Purchases of Software and Other Deferred Charges
During the first nine months of 2025 and 2024, we primarily invested in information technology upgrades in the U.S.
Purchases and Proceeds from Sales of Argentine Blue Chip Swap Securities
During the first nine months of 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million. Refer to Note 12, “Supplemental Financial Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Proceeds from Sales of Property, Plant and Equipment
During the first nine months of 2025, we received proceeds from the sale of properties in China and Vietnam.
Proceeds from Settlement of Net Investment Hedges
During the first nine months of 2025, we settled €420 million notional amount of net investment hedges.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first nine months of 2025 and 2024, we made venture investments of $10.7 million and $1.9 million, respectively.
Financing Activities

	Nine Months Ended
(In millions)	September 27, 2025	September 28, 2024
Net increase (decrease) in borrowings with maturities of three months or less	$482.0	$208.2
Additional long-term borrowings	576.8	—
Repayments of long-term debt and finance leases	(558.3)	(305.2)
Dividends paid	(216.0)	(207.1)
Share repurchases	(453.6)	(107.5)
Net (tax withholding) proceeds related to stock-based compensation	(12.7)	(8.2)
Payments for settlement of fair value hedges	(13.5)	—
Other	(.3)	—
Net cash used in financing activities	$(195.6)	$(419.8)
Borrowings and Repayment of Debt
During the first nine months of 2025 and 2024, our commercial paper borrowings were used to fund the repayment of long-term debt, dividend payments, share repurchases, capital expenditures and other general corporate purposes.

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
In the third quarter of 2025, we repaid our $5 million of medium-term notes at maturity using cash flows from operations and commercial paper borrowings.
In September 2025, we issued €500 million of senior notes, due September 11, 2035, which bear an interest rate of 4.000% per year, payable annually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were approximately €494 million ($577 million), which we intend to use for general corporate purposes, including to finance acquisitions and repay existing indebtedness under our commercial paper program. Refer to Note 14, “Subsequent Events,” to the unaudited Condensed Consolidated Financial Statements for more information regarding our acquisition of W.F. Taylor Holdings, Inc.
Refer to Note 3, “Debt,” to the unaudited Condensed Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends of $2.76 per share in the first nine months of 2025 compared to $2.57 per share in the same period last year. In April 2025, we increased our quarterly dividend rate to $0.94 per share, representing an increase of approximately 7% from our previous quarterly dividend rate of $0.88 per share.
Share Repurchases
During the first nine months of 2025 and 2024, we repurchased approximately 2.5 million and 0.5 million shares of our common stock, respectively.
In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Net (Tax Withholding) Proceeds Related to Stock-based Compensation
During the first nine months of 2024, the number of stock options exercised was approximately 0.1 million. Tax withholding for stock-based compensation was lower in the first nine months of 2025 compared to 2024 primarily due to a lower number of shares vesting for certain performance-based awards based on our performance against the objectives established for the awards.
Payments for Settlement of Fair Value Hedges
During the first nine months of 2025, we settled €420 million notional amount of fair value hedges.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the nine months ended September 27, 2025, goodwill increased by approximately $53 million to $2.03 billion, reflecting the impact of foreign currency translation.
In the nine months ended September 27, 2025, other intangibles resulting from business acquisitions, net, decreased by approximately $61 million to $694.4 million, primarily reflecting current year amortization expense, partially offset by the impact of foreign currency translation.
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of September 27, 2025, the balance of our shareholders’ equity was $2.21 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	September 27, 2025
Change in net sales	$(8)
International operations generated approximately 69% of our net sales during the nine months ended September 27, 2025. Our future results are subject to changes in worldwide economic conditions, tariffs, social, geopolitical, and market conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.

Avery Dennison Corporation
The unfavorable impact of foreign currency translation on net sales in the first nine months of 2025 compared to the same period last year was primarily related to sales in Brazil and Mexico, partially offset by euro-denominated sales.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital (deficit) below. The working capital deficit (current assets minus current liabilities) as of the third quarter of 2024 was primarily due to our €500 million of senior notes due in the first quarter of 2025. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the third quarter of 2025 increased compared to the third quarter of 2024.

(In millions, except percentages)	September 27, 2025	September 28, 2024
(A) Working capital (deficit)	$736.6	$(264.3)
Reconciling items:
Cash and cash equivalents	(536.3)	(212.7)
Other current assets	(322.2)	(283.8)
Short-term borrowings and current portion of long-term debt and finance leases	578.8	1,116.8
Accrued payroll and employee benefits and other current liabilities	905.1	889.0
(B) Operational working capital	$1,362.0	$1,245.0
(C) Third-quarter net sales, annualized	$8,862.0	$8,733.6
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	15.4%	14.3%
Accounts Receivable Ratio
The average number of days sales outstanding was 67 days in the third quarter of 2025 compared to 66 days in the third quarter of 2024, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter.
Inventory Ratio
Average inventory turnover was 6.1 in the third quarter of both 2025 and 2024, calculated using the annualized third-quarter cost of products sold in 2025 and 2024, respectively, and divided by the inventory balance at quarter-end.
Accounts Payable Ratio
The average number of days payable outstanding was 75 days in the third quarter of 2025 compared to 79 days in the third quarter of 2024, calculated using the accounts payable balance at quarter-end divided by the respective annualized third-quarter cost of products sold. The decrease in average number of days payable outstanding primarily reflected the timing of vendor payments and the impact of foreign currency translation.
Capital Resources
Capital resources used to fund our operational needs include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”).
The Revolver is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of September 27, 2025 or December 28, 2024.
As of September 27, 2025, we had cash and cash equivalents of $536.3 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of September 27, 2025, the vast majority of our cash and cash equivalents was held in the U.S. and by our foreign subsidiaries, primarily in Asia Pacific.

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
Capital from Debt
The carrying value of our total debt increased by approximately $629 million in the first nine months of 2025 to $3.78 billion, primarily reflecting our September 2025 issuance of €500 million of senior notes due in 2035, higher commercial paper borrowings and the revaluation of our euro-denominated debt, partially offset by our repayment of €500 million of senior notes, $25 million of medium-term notes and $5 million of medium term notes at their maturity in the first, second and third quarters of 2025, respectively.
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

Tensions remain in trade relations between the U.S. and other regions and countries, including Canada, Mexico, China and the European Union. In 2025, the U.S. implemented a 10% global baseline tariff rate on nearly all U.S. imports, with higher rates on certain goods. Additionally, it imposed significant tariffs on goods from Canada, Mexico, China and the European Union, each of which announced and/or imposed reciprocal tariffs. The amount of these tariffs or the classes of goods on which they are imposed could significantly increase. The U.S. government continues to negotiate with countries regarding the tariffs. In July 2025, the U.S. and the European Union agreed to a framework for a trade deal that included a baseline tariff rate of 15% on most goods imported from the European Union into the U.S. While the direct impacts on our operations after our mitigating actions have not been significant, our business could be materially adversely impacted by changes in U.S. and non-U.S. trade policies, including potential modifications to existing trade agreements and additional tariffs or other restrictions on free trade, impacting our raw materials or finished products. The indirect impact on demand for our products and solutions as a result of these events is more uncertain and elevated as the outlook for global gross domestic product growth has reduced. We estimate that the indirect impact of tariffs resulted in an aggregate low single digit rate decrease in sales in our overall apparel categories over the second and third quarters of 2025. Further developments in international trade relations could have a material adverse effect on our business.

In addition, business and operational disruptions or delays caused by geopolitical, social or economic instability and unrest – such as recent civil, political and economic disturbances in Argentina, Afghanistan, Syria, Iraq, Yemen, Iran, Turkey, North Korea, and Bangladesh and the related impact on global stability, the Russia-Ukraine war, the Israel-Hamas war, terrorist attacks and the potential for other hostilities or natural disasters in various parts of the world – could contribute to a climate of economic and geopolitical uncertainty that could have a material adverse effect on our business. Since the Russia-Ukraine war began in February 2022, we have maintained our position of not shipping products to the Russian market. The impact of the continuing war, as well as any further retaliatory actions taken by Russia, the U.S., the European Union and other jurisdictions, is unknown and could have a material adverse effect on our business. In addition, since the beginning of the Israel-Hamas war in late 2023, our sales in Israel have declined, with sales representing less than 1% of our total net sales in 2024. We have experienced some disruptions in our operations in Israel and the Middle East and implemented plans to address these disruptions, as well as the impacts thereof in Gaza, Lebanon and other areas of the Middle East, while focusing on the continued safety of our Israeli employees and their families. The continued impact of this war and any related hostilities in the Middle East region or elsewhere is unknown and could have a material adverse effect on our business.

We are not able to predict the duration and severity of adverse economic, social, geopolitical or market conditions in the U.S. or other countries.

Avery Dennison Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the third quarter of 2025 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(4)(5)
June 29, 2025 – July 26, 2025	77.4	$179.46	77.4	$726.0
July 27, 2025 – August 23, 2025	158.1	170.80	158.1	699.0
August 24, 2025 – September 27, 2025	312.1	166.35	312.1	647.1
Total	547.6	$169.49	547.6	$647.1
(1)The periods shown are our fiscal months during the thirteen-week quarter ended September 27, 2025.
(2)Shares in thousands.
(3)Average price paid per share includes transaction costs to acquire the shares and excludes the non-deductible 1% excise tax on the net value of repurchases imposed under the Inflation Reduction Act of 2022.
(4)In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
(5)Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the third quarter of 2025.

Avery Dennison Corporation
ITEM 6. EXHIBITS

Exhibit 3.1
Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 29, 2011)

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Avery Dennison Corporation, effective as of April 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2024)

Exhibit 3.3	Amended and Restated Bylaws of Avery Dennison Corporation, effective as of April 25, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 26, 2024)
Exhibit 4.1
Eleventh Supplemental Indenture between Avery Dennison Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 11, 2025 (including Form of 4.000% Senior Notes due 2035 on Exhibit A thereto) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 11, 2025)

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

October 28, 2025