Form 10-K
period 2025-12-31
Avery Dennison Corp
filed 2026-02-25
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.6 billion.
Number of shares of common stock, $1 par value, outstanding as of January 31, 2026, the end of the registrant’s most recent fiscal month: 76,877,940.
The following documents are incorporated by reference into the Parts of this Form 10-K indicated below:

Document	Incorporated by reference into:

Portions of Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 30, 2026	Parts III, IV

AVERY DENNISON CORPORATION
FISCAL YEAR 2025 ANNUAL REPORT ON FORM 10-K

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
We believe that the most significant risk factors that could affect our financial performance in the near term include: (i) the impact on underlying demand for our products from global economic conditions, tariffs, geopolitical uncertainty, and changes in environmental standards, regulations and preferences; (ii) competitors’ actions, including pricing, expansion in key markets, and product offerings; (iii) the cost and availability of raw materials; (iv) the degree to which higher costs can be offset with productivity measures and/or passed on to customers through price increases, without a significant loss of volume; (v) foreign currency fluctuations; and (vi) the execution and integration of acquisitions.
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations — worldwide economic, geopolitical, social and labor conditions; changes in geopolitical conditions, including those related to trade relations and tariffs, China, the Russia-Ukraine war, the Israel-Hamas war and related hostilities in the Middle East; fluctuations in foreign currency exchange rates; and other risks associated with international operations, including in emerging markets
•Our Business — fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, laws and regulations, customer preferences; environmental regulations and sustainability trends; the impact of competitive products and pricing; the execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; the financial condition of distributors; outsourced manufacturers; product and service quality claims; restructuring and other cost reduction actions; our ability to generate sustained productivity improvement and our ability to achieve and sustain targeted cost reductions; the timely development and market acceptance of new products, including sustainable or sustainably-sourced products; our investment in development activities and new production facilities; the collection of receivables from customers; and our sustainability and governance practices
•Information Technology — disruptions in information technology systems; cyber security events or other security breaches; and successful installation of new or upgraded information technology systems
•Income Taxes — fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; and the realization of deferred tax assets
•Human Capital — recruitment and retention of employees and collective labor arrangements
•Our Indebtedness — our ability to obtain adequate financing arrangements and maintain access to capital; credit rating risks; fluctuations in interest rates; and compliance with our debt covenants
•Ownership of Our Stock — potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters — protection and infringement of our intellectual property; the impact of legal and regulatory proceedings, including with respect to compliance and anti-corruption, environmental, health and safety, and trade compliance
•Other Financial Matters — fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of February 25, 2026. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

PART I
Item 1. BUSINESS
Company Background
Avery Dennison Corporation (“Avery Dennison” or the “Company” and generally referred to as “we” or “us”) was founded in 1935 and incorporated in Delaware in 1977 as Avery International Corporation, the successor corporation to a California corporation of the same name incorporated in 1946. In 1990, we merged one of our subsidiaries into Dennison Manufacturing Company (“Dennison”), as a result of which Dennison became our wholly-owned subsidiary and in connection with which we changed our name to Avery Dennison Corporation. You can learn more about us by visiting our website at www.averydennison.com. Our website is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.
Business Overview and Reportable Segments
We are a global leader in materials science and digital identification solutions. We are Making PossibleTM products and solutions that help advance the industries we serve, providing branding and information solutions that optimize labor and supply chain efficiency, reduce waste and mitigate loss, advance sustainability, circularity and transparency, and better connect brands and consumers. We design and develop labeling and functional materials, radio-frequency identification ("RFID") inlays and tags, software applications that connect the physical and digital, and offerings that enhance branded packaging and carry or display information that improves the customer experience. We serve an array of industries worldwide, including home and personal care, apparel, general retail, e-commerce, logistics, food and grocery, pharmaceuticals and automotive.
We believe that our exposure to diverse and growing markets, the size and scale of operations, our innovation capabilities, productivity culture, and brand strength are the primary advantages in maintaining and further developing our competitive position.
Our reportable segments for fiscal year 2025 were Materials Group and Solutions Group, which comprised approximately 69% and 31%, respectively, of our total net sales.
In 2025, international operations constituted a substantial majority of our business, representing approximately 69% of our net sales. As of December 31, 2025, we operated over 200 manufacturing and distribution facilities and had locations in more than 50 countries.
Materials Group
Our Materials Group is a leading global provider to the pressure-sensitive label and graphics industries. Our innovative products include label materials, graphics and reflective materials and functional bonding materials, like tapes. Our label materials enhance brands' shelf appeal, inform shoppers, advance circularity, increase transparency and improve operational supply chain efficiency. Our graphics portfolio offers highly engineered products ranging from vehicle wraps to architectural films. Our tapes portfolio includes bonding and functional materials for applications in various industry sectors such as automotive, building and construction and electronics. We leverage the group's materials science capabilities and process engineering expertise to drive further intelligent label adoption through our converter channel access.
Our Materials Group manufactures and sells Fasson®-, JAC®-, and Avery Dennison®-brand pressure-sensitive label materials and performance tapes products, Avery Dennison®- and Mactac®-brand graphics, and Avery Dennison®-brand reflective products. Materials Group’s business tends not to be seasonal, except for certain outdoor graphics, building and construction, and reflective products.
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

Label materials are sold worldwide to converters for labeling, decorating and specialty applications in the food, home and personal care, beer and beverage, durables, pharmaceutical, wine and spirits and logistics market segments. When used in package decoration applications, the visual appeal of self-adhesive materials can help increase sales of the products on which the materials are applied. Self-adhesive materials are also used to convey variable information through various digital triggers, including bar codes, quick response ("QR") codes and RFID inlays, for applications such as shipping labels and weight and price information for packaged meats and other foods. Self-adhesive materials provide consistent and versatile adhesion and are available in a large selection of materials, which can be made into labels of varying sizes and shapes.
Our graphics and reflective products include a variety of films and other products that are sold to the architectural, commercial sign, digital printing and related market segments. We also sell durable cast and reflective films to the construction, automotive and fleet transportation market segments and reflective films for traffic and safety applications. We provide sign shops, commercial printers and designers a broad range of pressure-sensitive materials that allow them to create impactful and informative brand and decorative graphics. We offer a wide array of pressure-sensitive vinyl and specialty materials designed for digital imaging, screen printing and sign cutting applications.
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
Our larger competitors in label materials include UPM Adhesive Materials, a subsidiary of UPM Corporation; Fedrigoni Self-Adhesives; Lintec Corporation; Flexcon Corporation, Inc.; and an array of smaller regional and local companies. For graphics and reflective products, our largest competitors are 3M Company (“3M”) and the Orafol Group. For performance tapes products, our competitors include 3M; Tesa-SE, a subsidiary of Beiersdorf AG; Nitto Denko Corporation; and numerous regional and specialty suppliers. For fastener products, there is a variety of competitors supplying extruded and injection molded fasteners and fastener attaching equipment. We believe that entry of competitors into the field of pressure-sensitive adhesives and materials is limited by technical knowledge and capital requirements. We believe that our technical expertise, size and scale of operations, broad line of quality products, reliable service, product and process innovation, distribution capabilities and brand strength are the primary advantages in maintaining and further developing our competitive position.
Solutions Group
Our Solutions Group is a leading provider of information and branding solutions that cover worldwide marketplace needs ranging from digital identification and data management to branding and embellishment, productivity, pricing and retail media. Our ultra-high-frequency RFID solutions empower customers across multiple retail and industry segments, including apparel, logistics, food and grocery, and general retail, to connect the physical and digital worlds by enabling a digital identity and life for physical items.
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
In the Solutions Group, our primary competitors include Checkpoint Systems, Inc., a subsidiary of CCL Industries Inc.; R-pac International Corporation; SML Group Limited; Arizon RFID Technology Cayman Co Ltd; and Tageos SAS, a subsidiary of Fedrigoni Group. We believe that our product, process and solution innovation, global distribution network, reliable service, product quality and consistency, and ability to serve customers consistently with comprehensive solutions close to where they manufacture, source and sell are the key advantages in maintaining and further developing our competitive position.
Research, Development and Innovation
As a global leader in materials science, we innovate to develop and introduce new products and solutions that help customers solve some of the most complex problems in the industries we serve. These include optimizing supply-chain and labor efficiency, reducing waste and mitigating loss, advancing sustainability, circularity and transparency, and helping brands and consumers to better connect. With decades of experience and deep expertise in materials science, engineering, and process technology, we continuously innovate to anticipate market needs, address customer challenges and unlock new opportunities.

Our vision is to leverage the strengths of our Materials and Solutions groups to drive growth by delivering leading solutions at the intersection of the physical and digital worlds. Our decades of experience creating solutions for customers and our deep expertise enable us to bring innovative solutions to the industries we serve. Our innovation efforts focus on anticipating market and customer challenges and opportunities, and applying technology to address them. Our investment in innovation aims to accelerate growth by developing new products and solutions, expand margins through material re-engineering, and enable customer success by leveraging scalable innovation platforms and delivering sustainability initiatives and advanced technologies.
Many of our new products result from our research and development efforts. These efforts are directed primarily toward developing products, solutions and operating techniques and improving productivity, sustainability and product performance, often in close association with our customers or end users. These efforts provide intellectual property that leverages our research and development relating to materials science, such as adhesives, films, inks and release liners, and process engineering technology, such as coating, laminating and printing technologies in Materials Group. We focus on research projects related to RFID, external embellishments, data and digital solutions and printing technologies in Solutions Group. We have and license a number of patents in both of our reportable segments. Additionally, our research and development efforts include sustainable innovation and design of products that advance the circular economy, reduce materials and waste, use recycled content, and extend product end-of-life or enable product recycling.
Acquisitions and Venture Investments
In addition to our investments to support organic growth, we have pursued complementary and synergistic acquisitions. In 2025, we acquired W.F. Taylor Holdings, Inc. ("Taylor Adhesives"), a Georgia-based flooring adhesives business. The aggregate purchase consideration for this acquisition was approximately $390 million. Additionally, during 2025, we made venture investments in five companies developing technological solutions that we believe have the potential to advance our businesses. For information regarding our acquisitions, see Note 2, “Business Acquisitions,” in the Notes to Consolidated Financial Statements. For information regarding our venture investments, see Note 9, “Fair Value Measurements,” in the Notes to Consolidated Financial Statements.
Patents, Trademarks and Licenses
The loss of individual patents or licenses would not be material to us taken as a whole, nor to our operating segments individually. Our principal trademarks are Avery Dennison, our logo, and Fasson. We believe these trademarks are strong in the market segments in which we operate.
Human Capital Resources
Our Global Workforce
With approximately 69% of our 2025 net sales originating outside the U.S. and approximately 40% of our net sales originating in emerging markets (Latin America, Eastern Europe, Middle East/Northern Africa, and most countries in Asia Pacific), our employees are located in more than 50 countries to best serve our customers. Approximately 83% of our employees at year-end 2025 were located outside the U.S. and approximately 67% were located in emerging markets.
The charts below show our global employee population by region and operational function. Nearly 20,000 of our approximately 35,000 employees at year-end 2025, representing approximately 58% of our global workforce, were in Asia Pacific, serving our customers in that region. At that time, approximately 71% of our global workforce worked in the operations of our manufacturing facilities or in positions directly supporting them from other locations.

Workforce by Region
Asia Pacific	58%
North America	22
Europe	17
Latin America	3

Workforce by Function(1)
Operations	71%
Non-Operations	29
(1) Reflects reclassification in 2025 of approximately 2,500 employees from Non-Operations to Operations compared to prior year.

Talent & Development
We believe that attracting, developing and retaining highly-skilled talent is critical to our ability to continue delivering sustainable growth. We provide ongoing support and professional development resources to our team members worldwide to ensure that their skills evolve with our business needs, industry trends and human capital management best practices, as well as enable increased productivity, peak performance and career growth. We have strong talent review and succession planning processes that provide targeted development opportunities for our team members. We emphasize on-the-job development and coaching, and also provide facilitator-led and direct-access online training, leadership opportunities to execute special projects and, in some cases, cross-functional, cross-regional or cross-divisional work assignments. Our enterprise competency model represents our global standard for the leadership skills and behaviors that we develop in our employees so we can achieve our vision. This model, which establishes clear expectations that align with our values and strategies and increases fairness, consistency and transparency in how we hire/select, promote, develop and reward our talent, was embedded into key talent processes and practices in 2025, including performance management, development and learning.
Compensation & Benefits
Our total rewards philosophy is to offer market-based, competitive wages and benefits in the markets where we operate. All of our employees were paid at least the applicable legal minimum wage, and over 98% of our employees were paid above the applicable legal minimum wage, at year-end 2025. Pay is generally positioned around the market median, with variances largely based on knowledge, skills, years of experience and consistent with our pay-for-performance philosophy. In addition to base wages, our compensation and benefit programs — which vary by region, country and business unit — include short-term incentives (generally paid in cash), long-term incentives (e.g., cash- or stock-based awards), employee benefit and retirement plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, leave of absence benefits, and employee assistance programs. We offer the opportunity for flexible work arrangements for certain of our office-based workforce to provide them with flexibility to balance their work and personal commitments, while ensuring that we meet the needs of our business. Our information technology infrastructure, information security protocols and digital tools support employee efficiency and effectiveness wherever they work.
Pay equity is an important part of our global pay planning and practices. Each year, we engage an independent third party to evaluate internal pay equity, making merit-based pay adjustments where appropriate. In 2025, we reviewed pay, including base, annual, and long-term incentives. We continue to enhance our manager education, tools and processes to provide fair and equitable pay.
Employee Engagement
A highly engaged workforce not only allows us to attract and retain top-tier talent but also translates directly into better business outcomes that benefit all our stakeholders. Because we believe that an engaged workforce promotes retention and minimizes employee turnover, we annually conduct a global employee experience survey, which in 2025 leveraged for the third year a modernized platform and process, providing real-time access to results, improved analytics and ability to connect data throughout the employee experience, more meaningful comparisons to external benchmarks, and ongoing pulse survey capability. Our business and functional teams use the anonymized results of this survey to identify potential opportunities for improvement, implementing action plans as appropriate. While employee engagement is the result of many factors, we believe our strong, encouraging and open leadership, as well as our continued efforts to foster a collaborative, supportive culture, has led to strong workforce engagement.
Workforce Health & Safety
Safety is one of our highest priorities, and we work to ensure our manufacturing facilities, distribution centers and administrative offices focus on safety, so that anyone working in or visiting one of our locations feels and remains safe from injury. Our global Recordable Incident Rate of 0.17 in 2025 was significantly lower than the Occupational Safety and Health Administration manufacturing industry average of 2.7 in 2024 (the most recent available industry average).
Workplace Culture
We believe our talent is one of our greatest competitive advantages. We are dedicated to strengthening our high-performance, values-based culture—an environment grounded in fairness that provides our team members opportunities to thrive. By fostering a workplace that embraces a mix of skills, experiences and backgrounds, we empower our employees to be increasingly productive, innovative and engaged.

Manufacturing and Environmental Matters
We use various raw materials — primarily paper, plastic films and resins, as well as specialty chemicals purchased from various commercial and industrial sources — that can be subject to significant price fluctuations. Although shortages can occur from time to time, these raw materials are generally available.
We produce the majority of our self-adhesive materials using water-based emulsion and hot-melt adhesive technologies. A portion of our manufacturing process for self-adhesive materials utilizes organic solvents, which, unless controlled, could be emitted into the atmosphere or contaminate soil or groundwater. Emissions from these operations contain small amounts of volatile organic compounds, which are regulated by federal, state, local and foreign governments. In connection with the maintenance and acquisition of certain manufacturing equipment, we invest in solvent capture and control units to assist in regulating these emissions.
We have developed adhesives and adhesive processing systems that minimize the use of solvents. Emulsion adhesives, hot-melt adhesives, and solventless and emulsion silicone systems have been installed in many of our facilities.
Based on current information, we do not believe that the cost of complying with applicable laws regulating the emission or discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, financial position, results of operations or competitive position.
For information regarding our potential responsibility for cleanup costs at certain hazardous waste sites, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor website at www.investors.averydennison.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. This website address is not intended to function as a hyperlink and the information located there is not, nor should it be considered, part of this report or incorporated by reference into this report. We also make available on the investors section of our website under "Governance Documents" the following documents as currently in effect: (i) Amended and Restated Certificate of Incorporation, as amended; (ii) Amended and Restated Bylaws; (iii) Corporate Governance Guidelines; (iv) Code of Conduct, which applies to our directors, officers and employees; (v) Code of Ethics for our Chief Executive Officer and Senior Financial Officers; (vi) charters of the Audit, Talent and Compensation, Governance, Cybersecurity, and Finance Committees of our Board of Directors; and (vii) Audit Committee Complaint Procedures for Accounting and Auditing Matters. These documents are also available free of charge upon written request to our Corporate Secretary, Avery Dennison Corporation, 8080 Norton Parkway, Mentor, Ohio 44060.
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
Risk Related to Our International Operations
The demand for our products is impacted by the effects of, and changes in, worldwide economic, geopolitical, social and labor conditions, which have had in the past and could in the future have a material adverse effect on our business.
We have operations in more than 50 countries and our domestic and international operations are strongly influenced by matters beyond our control, including changes in economic, geopolitical, social and labor conditions, tax laws, and U.S. and international trade regulations (including tariffs), as well as the impact these changes have on demand for our products. In 2025, approximately 69% of our net sales originated outside the U.S.
Macroeconomic developments such as impacts from slower growth in the geographic regions in which we operate; inflation resulting from, among other things, increased raw material, energy and freight costs; labor shortages; geopolitical, social, supply chain and other disruptions; epidemics, pandemics or other outbreaks of illness, disease or virus; and uncertainty in global credit or financial markets could result in a material adverse effect on our business as a result of, among other things, lower consumer spending, fluctuations in foreign currency exchange rates, reduced asset valuations, diminished liquidity and credit availability, volatility in securities prices, and credit rating downgrades.
Trade-related uncertainty remains elevated between the U.S. and other regions and countries, including Canada, Mexico, China, India and the European Union. In 2025, the U.S. implemented a 10% global baseline tariff rate on nearly all imports, with higher rates on certain goods. Additionally, it applied significant tariffs on goods from Canada, Mexico, China and the European Union, each of which announced reciprocal tariffs. The amount of these tariffs or the classes of goods on which they are applied continues to evolve and could significantly change. The U.S. government continues to negotiate with countries regarding the tariffs. In July 2025, the U.S. and the European Union agreed to a framework for a trade deal that included a baseline tariff rate of 15% on most goods imported from the European Union into the U.S. While the direct impacts on our operations after our mitigating actions have not been significant, our business could be materially adversely impacted by changes in U.S. and non-U.S. trade policies, including potential modifications to existing trade agreements and additional tariffs or other restrictions on free trade, impacting our raw materials or finished products. The indirect impact on demand for our products and solutions as a result of these events, which have resulted in softer consumer volumes, continues to be uncertain and elevated. We estimate that the indirect impact of tariffs resulted in an aggregate low single digit rate decrease in sales in our overall apparel categories over the second, third and fourth quarters of 2025. On February 20, 2026, the U.S. Supreme Court issued a decision holding that the International Emergency Economic Powers Act does not authorize the President to impose tariffs. While this may provide immediate relief from these specific duties, there will likely be a period of trade policy instability. Further developments in international trade relations, including increased deglobalization, could have a material adverse effect on our business.
In addition, business and operational disruptions or delays caused by geopolitical, social or economic instability and unrest – such as recent civil, political and economic disturbances in Syria, Yemen, Iran, Turkey, North Korea, and Bangladesh and the related impact on global stability, the Russia-Ukraine war, the Israel-Hamas war, the U.S.'s engagement in Venezuela, terrorist attacks and the potential for other hostilities or natural disasters in various parts of the world – could have a material adverse effect on our business. Since the Russia-Ukraine war began in 2022, we have maintained our position of not shipping products to the Russian market. The impact of the continuing war, as well as any further retaliatory actions taken by Russia, the U.S., the European Union and other jurisdictions, is unknown and could have a material adverse effect on our business. In addition, our sales in Israel have not recovered since the beginning of the Israel-Hamas war in late 2023, with sales representing less than 1% of our total net sales in 2025. The continued impact of this war and any related hostilities in the Middle East region or elsewhere is unknown and could have a material adverse effect on our business.
We are not able to predict the duration and severity of adverse economic, geopolitical, social, or labor conditions in the U.S. or other countries.
Foreign currency exchange rates, and fluctuations in those rates, affect our business.
The majority of our net sales in 2025 was denominated in foreign currencies. Our financial results are therefore subject to the impact of currency translation, which may be material. Overall, our foreign currency transaction exposure is largely mitigated because the costs of our products are generally denominated in the same currencies in which they are sold.

Fluctuations in foreign currency exchange rates, such as the unfavorable impacts associated with the Indian rupee and Brazilian real and favorable impacts associated with the euro in 2025, may result in a variety of negative effects, including lower net sales, increased costs, lower gross margins, increased allowance for credit losses and/or write-offs of accounts receivable, and required recognition of impairments of capitalized assets, including goodwill and other intangible assets. Foreign currency translation increased our 2025 net sales by approximately $29 million compared to the prior year.
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
A substantial portion of our employees and assets are located outside of the U.S. and, in 2025, approximately 69% of our net sales were generated outside of the U.S. International operations and activities involve risks that are different from and potentially greater than the risks we face in our domestic operations, including changes in foreign geopolitical, regulatory and economic conditions, whether nationally, regionally or locally; changes in foreign currency exchange rates; differing levels of inflation; reduced protection of intellectual property rights; laws and regulations impacting our ability to repatriate foreign earnings; challenges complying with foreign laws and regulations, including those relating to sales, operations, taxes, employment and legal proceedings; establishing effective controls and procedures to monitor compliance with U.S. laws and regulations; differences in lending practices; and challenges with complying with applicable export and import control laws and regulations.
Our strategy includes continuing to grow in emerging markets, which exposes us to less stable geopolitical conditions, civil unrest, economic volatility, and other risks applicable to operating in these regions.
Approximately 40% of our net sales in 2025 originated in emerging markets. The profitable growth of our business in emerging markets is an important part of our long-term growth strategy and our regional results have and can fluctuate significantly based on their economic conditions and other events that occur more frequently in these markets and can significantly and adversely impact our operations (such as power outages, civil unrest or other hostilities, and labor stoppages). Our business operations have been and may continue to be adversely affected by the current and future political environment in China, both relating to in-country changes in laws and regulations or the interpretation thereof, as well as a result of its response to tariffs by the U.S. government on goods imported from China, tariffs by China on U.S. goods, the increasing use of economic sanctions and export control restrictions, and tensions related to Hong Kong and Taiwan.
If we are unable to successfully expand our business in emerging markets or achieve the return on capital we expect from our investments in these countries, our financial performance would be materially adversely affected. In addition to the risks applicable to our international operations, factors that have negatively impacted our operations in emerging markets from time to time include the less established or reliable legal systems and possible disruptions due to unstable geopolitical conditions, civil unrest or economic volatility. These factors can have a material adverse effect on our business in the affected markets by decreasing consumer purchasing power, reducing demand for our products or increasing our costs.
Risks Related to Our Business
As a manufacturer, our sales and profitability depend upon the availability and cost of raw materials and energy, which may be subject to significant price fluctuations, and our ability to control or offset increases in raw material and labor costs. Raw material and freight cost increases have impacted our business.
Raw materials represent a significant portion of our costs and a critical factor in our profitability. The markets for the raw materials used in our businesses can be volatile, impacting availability and pricing. Additionally, energy costs can be volatile and unpredictable. Shortages and inflationary or other increases in the costs of raw materials, labor, freight and energy have occurred in the past, and could recur. In past years, we implemented targeted price increases in our Materials Group reportable segment to address raw material inflation; more recently, we implemented deflation-related price reductions as a result of lower raw material costs. If we experience inflationary headwinds in the future, we may implement similar pricing actions. Our performance depends in part on our ability to offset increased raw material costs by raising our selling prices or re-engineering our products.
It is also important for us to obtain timely delivery of materials, equipment and other resources from suppliers, and to make timely delivery to customers. We may experience supply chain disruptions due to natural and other disasters or other events, or our existing relationships with suppliers could deteriorate or end in the future. While we undertake business continuity planning and take actions to mitigate these disruptions when they occur, such as sourcing from other regions or suppliers, any disruption in our supply chain could negatively impact our sales and profitability, and any sustained inability to obtain adequate supplies could have a material adverse effect on our business.

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
Growing the proportion of our portfolio in high-value categories that serve markets that are growing faster than gross domestic product, represent large pools of potential profit and leverage our core capabilities is an important part of our long-term growth strategy. High-value products and solutions include our specialty and durable label materials, graphics and reflective solutions, industrial and medical tapes, and trade and specialty adhesives; intelligent labels that use RFID tags and inlays; shelf-edge pricing, productivity and consumer engagement solutions; and external embellishments. We face the risk that existing or new competitors, which include some of our customers, distributors and suppliers, will expand in our key market segments or develop new technologies, including in high-value categories, enhancing their competitive position relative to ours. Competitors also may be able to offer products, services, lower prices or other incentives that we cannot or that, to maintain profitability, we may not be able to offer. There can be no assurance that we will be able to compete successfully against current or future competitors or new technologies.
We are also exposed to changes in customer order patterns, such as changes in the levels of inventory maintained by customers and the timing of customer purchases and new intelligent label program rollouts, which are affected by announced pricing actions, changes in our customer incentive programs, our customers' ability to achieve incentive targets, as well as changes in trade policy. Changes in customers’ preferences for our products can also decrease demand for our products and have a material adverse effect on our business. In our Solutions Group reportable segment, sales in our overall apparel categories declined in 2025 as a result of tariff-related uncertainty. In our Materials Group reportable segment, as supply chain constraints eased in 2022, customers increased inventory levels following a period of reduced availability. In the fourth quarter of 2022, inventories downstream from our company began to unwind swiftly, resulting in lower demand. This continued in 2023, with volume improving sequentially throughout that year and normalizing in 2024.
We are affected by changes in our markets due to increasing environmental regulations and sustainability trends. If we do not respond appropriately to these changes, it could negatively impact customer demand, our market share and pricing, any of which could materially adversely affect our business. Adverse weather conditions and natural disasters, including those related to the impacts of climate change, have and can adversely affect our business.
A substantial amount of our label materials is sold for use in packaging in the food, beverage, and home and personal care market segments. In recent years, there has been an accelerated focus on sustainability and transparency in sustainability reporting, with greater concern regarding climate change and single-use plastics, corporate commitments and increasing stakeholder expectations regarding the reuse and recyclability of plastic packaging and recycled content, and increased regulation in multiple geographies regarding the collection, recycling and use of recycled content. Changes in consumer preferences, laws and regulations related to the use of raw materials and extended producer responsibility rules focused on the end-of-life of products, particularly in Europe and certain states in the United States, present the risk of reduced demand for certain of our products if customers seek decoration technology alternatives to pressure-sensitive labeling, but also the opportunity for increased demand for our more sustainable products, a significant focus of our research and development and related innovation efforts. We have established strategic innovation platforms and priorities focused, among other things, on delivering products and solutions that advance the circular economy, reduce supply chain waste and address the need for increased recyclability of packaging. We have made substantial investments in our sustainability-driven products, but there can be no assurance that they will be successful, and a significant reduction in the use of packaging could materially adversely affect demand for our products.
Changes in sustainability-focused regulation present a risk to our business. In February 2026, the U.S. Environmental Protection Agency rescinded its 2009 Greenhouse Gas Endangerment Finding, which served as the foundation for various regulations of GHG emissions. Conversely, while currently in a state of flux, reporting requirements such as the European Union's Corporate Sustainability Reporting Directive, which will impose additional disclosure requirements for our company beginning in 2028 (based on 2027 data), and the state of California’s climate reporting requirements are expected to increase the amount of sustainability data we are required to generate, audit, verify through third-parties and disclose. Developments in regulatory actions regarding these matters are likely to continue and may require conflicting responses, which could divert the attention of management. In addition, costs to comply with these regulations are likely to grow and any failure to meet the requirements of these regulations could result in fines or other penalties.
The scientific consensus is that emissions of greenhouse gases (“GHG”) are altering our atmosphere in ways that are adversely affecting global climate. There is continuing concern from members of the scientific community and the general public that GHG emissions and other human activities will continue causing significant changes in weather patterns and increase the frequency or severity of extreme weather events, including droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers and our customers, including their ability to purchase our products and our ability to timely receive appropriate raw materials to manufacture and transport our products on a timely basis. The extent of the impact of climate change on our business is uncertain, as it will depend on the limits imposed by, and timing of, new or stricter laws and regulations, more stringent environmental standards and expectations, and evolving customer and consumer preferences, but it is likely to increase our costs and could have a material adverse effect on our business. After partnering with a third-party expert to assess our disclosures against the recommendations regarding the information that companies should disclose to allow their stakeholders to assess and price their climate-related risks, we have preliminarily aligned our reporting with Financial Stability Board’s Task Force on Climate-related Financial Disclosures requirements.
Concern regarding climate change has also led and is likely to continue leading to increasing demands by legislators and regulators, customers, consumers, investors, employees and non-governmental organizations for companies to reduce their GHG emissions. We exceeded our 2025 sustainability goal to achieve a 26% absolute cumulative reduction in our GHG emissions from our 2015 baseline, delivering an absolute cumulative reduction of approximately 60%. As part of our more ambitious 2030 sustainability goals, we are aiming by 2030 to reduce our Scope 1 and 2 GHG emissions by 70% compared to our 2015 baseline and work with our supply chain to reduce Scope 3 GHG emissions. We could face risks to our reputation, investor confidence and market share if we are unable to continue reducing our GHG emissions at levels satisfactory to our stakeholders.
We have recently acquired companies and are likely to acquire other companies. Acquisitions come with significant risks and uncertainties, including those related to integration, technology and employees.
To drive our strategies to increase the proportion of our business from high-value categories, enhance our portfolio by growing our existing businesses and expanding into new areas, and accelerate market-driven innovation, we have made acquisitions and are likely to continue acquiring companies. In 2025, we acquired Taylor Adhesives for purchase consideration of approximately $390 million. The success of any acquisition depends on the ability of the combined company to realize the anticipated benefits from combining our businesses. Realizing these benefits depends, in part, on maintaining adequate focus on executing the business strategies of the combined company as well as the successful integration of assets, operations, functions and personnel. We continue to evaluate acquisition targets and ensure we have a pipeline of potential opportunities.
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
A significant consolidation of our customer base could negatively impact our business. In 2025, no single customer represented 10% or more of our net sales, with our customer base highly fragmented. In recent years, some of the converter customers served by our Materials Group reportable segment have consolidated and integrated vertically and some of our largest customers have acquired companies with similar or complementary product lines. Industry consolidation could continue to increase the concentration of our business with our largest customers. Further consolidation may increase pressure from customers for us to lower our selling prices. While we have been generally successful at managing customer consolidations in the past, increased pricing pressures from our customers could have a material adverse effect on our business.
Because some of our products are sold by third parties, our business depends in part on the financial condition of these parties and their customers.
Some of our products are sold by third-party distributors. Some of our distributors also market products that compete with our products. Changes in the financial or business conditions, including economic weakness, market trends or industry consolidation, or the purchasing decisions of these distributors or their customers, could materially adversely affect our business.
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
Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. Although we maintain product liability insurance coverage, claims are subject to a deductible or may not be covered under the terms of the policy. In addition to the risk of substantial monetary judgments and penalties that could have a material adverse effect on our business, product liability claims or regulatory actions could result in negative publicity, reputational harm or loss of brand value. We also could be required to recall and possibly discontinue the sale of products deemed to be defective or unsafe, which could result in adverse publicity and significant expense.
Changes in our business strategies and the restructuring of our operations affect our costs and the profitability of our businesses. In addition, our profitability may be materially adversely affected if we generate less productivity improvement from our restructuring and other cost reduction actions than anticipated.
As our business environment changes, we have adjusted and may need to further adjust our business strategies, restructure our operations or particular businesses, or adjust our operational footprint. As we continue to develop and adjust our growth strategies, we may invest in new businesses that have short-term returns that are negative or low and whose ultimate business prospects are uncertain or could be unprofitable.
We engage in restructuring actions from time to time to reduce our costs and increase efficiencies. We expended approximately $47 million in 2025 compared to approximately $42 million related to restructuring actions in 2024. Our restructuring actions in 2025 related to various locations across our company in both our Solutions Group and Materials Group reportable segments. We had incremental savings from restructuring actions, net of transition costs, of more than $60 million in 2025. As part of our continuous efficiency improvement culture, we intend to continue our efforts to reduce costs, which have in the past included, and may continue to include, facility closures and square footage reductions, headcount reductions, organizational restructuring, process standardization, and manufacturing relocation. For example, in 2025, we completed a European footprint optimization in Belgium for our Materials Group reportable segment, and in 2024, we consolidated our Solutions Group reportable segment's operations in Mexico. The success of these efforts is not assured and targeted savings may not be realized. In addition, cost reduction actions can result in restructuring charges and could expose us to production risk, loss of sales and employee turnover. We cannot provide assurance that we will achieve the intended results of any of our restructuring and other cost reduction actions, which involve operational complexities, consume management attention and require substantial resources and effort. If we fail to achieve the intended results of such actions, our costs could increase, our assets could be impaired, and our savings from these actions could be lower than expected.
Our ability to develop and successfully market new products and applications impacts our competitive position.
The timely introduction of new products and improvements to current products helps determine our success. Many of our current products are the result of our research and development efforts, for which we expensed $137 million in 2025. These efforts are directed primarily toward developing new products and solutions and operating techniques and improving product performance, often in close association with our customers or end users. These efforts include patent and product development work relating to printing and coating technologies, as well as adhesive, release and ink chemistries in our Materials Group reportable segment. We focus on research projects related to RFID, external embellishments and digital solutions in our Solutions Group reportable segment. Additionally, our research and development efforts include sustainable innovation and design of products that increase the use of recycled content, reduce waste, extend life or enable recycling. Research and development requires innovation and anticipation of market trends, which means that the costs of these expenditures may not be recovered through additional sales. We could focus on products that ultimately are not accepted by customers or end users or we could experience delays in the production or launch of new products that could compromise our competitive position.
Our infrastructure needs impact our business and expenditures.
We continue to invest in our long-term growth and margin expansion plans, with approximately $200 million in capital expenditures, including fixed assets and information technology, in 2025. We may not be able to recoup the costs of our infrastructure investments if actual demand is not as we anticipate. In 2025, we opened our first RFID inlay and label production site in India. Additionally, in recent years, we expanded our Materials Group’s manufacturing capabilities in Brazil, France, India, China and Ohio; moved our Solutions Group’s Vietnam business into a new, expanded facility; and made additional investments in both capacity and business development globally for our Intelligent Labels platform. Infrastructure investments, which are long-term in nature, may not generate the expected return due to changes in the marketplace, unanticipated challenges in execution, and other factors. Significant changes from our expected need for and/or returns on our infrastructure investments could materially adversely affect our business.
Difficulty in the collection of receivables as a result of economic conditions or other market factors could have a material adverse effect on our business.
Although we have processes to administer credit granted to customers and believe our allowance for credit losses is adequate, we have in the past had to increase the allowance due to, among other things, epidemics, pandemics or other outbreaks of illness, supply chain challenges, regulatory restrictions and inflationary pressures, and in the future may experience losses as a result of our inability to collect some of our accounts receivable. A customer’s financial difficulties are likely to result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a customer experiencing financial difficulty. In January 2026, a large customer of our Materials Group reportable segment filed for prepackaged Chapter 11 bankruptcy protection; we currently expect to collect on our prepetition outstanding receivables from this customer. If these developments were to occur widely in our customer base, our inability to collect on our accounts receivable could substantially reduce our cash flows and income and have a material adverse effect on our business.

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
We also perform cybersecurity due diligence and mitigate identified risks during our due diligence process related to potential acquisitions; however, there is still a risk that a recent or future acquisition experiences an event that could lead to a breach before risks are able to be mitigated. Additionally, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain written agreements and assurances that these third parties will protect this information and, where appropriate, assess the protections utilized by these third parties, we are aware of suppliers in our ecosystem who have experienced security events, and there is a risk that confidentiality of data held by third parties may be compromised.
Breaches or attacks can compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personal information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any access, disclosure or loss of information could disrupt our operations, impair our ability to conduct business, result in legal claims or proceedings, damage our reputation, or result in the loss or diminished value of profitable opportunities and the loss of revenue as a result of unlicensed use of our intellectual property. Contractual provisions with third parties, including cloud service providers, substantially limit our ability to fully recover these potential losses. If the personal information of our customers or employees were to be misappropriated, we could incur costs to compensate our customers or employees or pay damages or fines as a result of litigation or regulatory actions and our reputation with our customers and employees could be injured, resulting in loss of business or decline in employee morale. Data privacy legislation and regulation have been increasing in recent years – including, for example, the General Data Protection Regulation in the EU, the Personal Information Protection Law in China, the General Data Protection Law in Brazil and the state of California’s Privacy Rights Act – and although we have made reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action in the event of a data privacy violation.
Cybersecurity risk and ransomware attacks on companies continue to significantly increase and there can be no assurance that we have fully protected our information, that third parties to whom we have disclosed such information or with whom we have stored such information (in data centers and in the cloud) have taken effective precautions, or that we will not experience hacking or intrusion attempts that could have a material adverse effect on our business. In addition to maintaining a comprehensive set of endpoint, network, email and cloud security solutions, we continue to take steps to further improve the security of our networks and systems, including maturing our zero trust architecture and strategy; enhancing and testing our security incident response plan; maturing our operational technology security program; implementing more robust cloud security across multiple platforms; establishing AI policies, governance and risk management; maturing our data loss prevention framework to protect our critical data, network and site access controls; increasing network segmentation; enhancing our focus on third party risk management; and improving our capabilities based on threat intelligence and the publicized incidents experienced by other companies, as well as ones that we have experienced despite their minimal operational or financial impact to date.
Risks Related to Income Taxes
Changes in our tax rates affect our business.
Our effective tax rate is affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws and regulations or their interpretation. The impact of these changes could materially impact our business.
Legislation implementing changes in taxation of business activities, adoption of other corporate tax policies, or other changes in tax legislation impact our business.
The prevention of base-erosion and tax transparency continue to be high priorities for many tax jurisdictions worldwide. As a result, policies regarding corporate income and other taxes remain under heightened scrutiny globally. Due to the size of our international business activities, any substantial change in corporate tax policies, tax enforcement activities or legislative or regulatory tax-related actions could have a material adverse effect on our business.
The amount of income taxes we pay is subject to ongoing compliance requirements and audits by federal, state and foreign tax authorities.
We are subject to regular examinations of our income tax returns by various tax authorities. We regularly assess the likelihood of material adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In addition, tax enforcement has become increasingly aggressive in recent years focused primarily on transfer pricing and intercompany documentation. Our estimate of the potential outcome of uncertain tax issues requires significant judgment and is subject to our assessment of relevant risks, facts and circumstances existing at the time. We use these assessments to determine the adequacy of our provision for income taxes and other tax-related accounts. Our results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may materially adversely affect our effective tax rate.
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
Competition to recruit and retain critical talent was challenging in recent years. Our ongoing productivity efforts and restructuring actions can increase this challenge. When it comes to our outsourced service providers, we have experienced delays or errors and reduced resource availability and managed ongoing risk when it comes to people, processes and software.
Executive succession planning is critical to our long-term success. While we believe we have appropriate leadership development programs and succession plans in place that are regularly discussed with the Talent and Compensation Committee of our Board of Directors (our "Board"), any failure to ensure effective leadership transitions and knowledge transfer involving key management or other highly-skilled employees could hinder our strategic planning and execution.
We have various non-U.S. collective labor arrangements, which make us subject to potential work stoppages, as well as union and works council campaigns and other labor disputes, any of which could adversely impact our business.
Work interruptions or stoppages at our company or our suppliers could significantly impact our ability to deliver for our customers. In addition, collective bargaining agreements, union contracts and labor laws may impair our ability to close or downsize manufacturing facilities because of limitations on personnel and salary and other restrictions. A work stoppage at one or more of our facilities, or the facilities of our customers or suppliers, could have a material adverse effect on our business.
In addition, the recent and ongoing geopolitical unrest and weather-related effects of climate change in numerous regions could impact the safety and productivity of our employees. Those impacts could also hinder our ability to recruit and retain talent in the impacted regions/countries.
Risks Related to Our Indebtedness
If our indebtedness increases significantly or our credit ratings are downgraded, we may have difficulty obtaining short- and long-term financing on acceptable terms and conditions.
At December 31, 2025, we had approximately $3.73 billion of debt. Our level of indebtedness and credit ratings are significant factors in our ability to obtain short- and long-term financing. Significantly unfavorable changes in our debt leverage position and/or lower credit ratings could negatively impact our ability to issue debt at favorable terms to support our business needs and result in higher financing costs. A downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs on commercial paper or alternative funding sources, including our revolving credit facility (the “Revolver”) or other credit facilities. If our access to commercial paper markets were to become limited, we would need to obtain short-term funding under our Revolver, which would expose us to variable interest rates.
An increase in interest rates adversely affects our business.
In 2025, our average variable-rate borrowings were approximately $739 million. Increases in short-term interest rates directly impact the amount of interest we pay. Fluctuations in interest rates can increase our borrowing costs and have a material adverse effect on our business.
After several years of raising interest rates in an effort to curb rising inflation across the globe, the U.S. Federal Reserve and similar monetary policymaking entities around the world modestly reduced rates in 2025. As of December 31, 2025, the U.S. Federal Reserve’s benchmark interest rate was between 3.50% and 3.75%, down from between 4.25% and 4.50% at year-end 2024. When long- and short-term interest rates rise, our borrowing costs increase. Continued increases in interest rates could, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness and negatively impact our business.
Our current and future debt covenants may limit our flexibility.
Our credit facilities and the indentures governing our medium- and long-term notes contain, and any of our future indebtedness likely would contain, restrictive covenants that impose operating and financial restrictions on us. Among other things, these covenants restrict our ability to incur additional indebtedness, incur certain liens on our assets, make certain investments, sell our assets or merge with third parties, or enter into certain transactions. The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio. Refer to “Capital Resources” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of this Annual Report on Form 10-K for more information about this financial covenant. These restrictive covenants and ratios may limit or prohibit us from engaging in certain activities and transactions that may be in our best interest, which could materially adversely affect our business. The failure to comply with these or other covenants governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and result of operations, including by triggering cross-defaults in other debt facilities.
Risk Related to Ownership of Our Stock
Our stock price is subject to significant variability.
Changes in our stock price, among other things, affect our access to, or cost of financing from, capital markets, our stock-based compensation arrangements and our effective tax rate. Our stock price, which declined during the second half of 2024 and remained relatively stable during 2025, is influenced by changes in the overall stock market and demand for equity securities in general. Other factors, including our financial performance on an absolute basis and relative to peer companies and competitors, as well as market expectations of our performance, the level of perceived growth or profit of the industries we serve, and other company-specific factors, may also materially adversely affect our stock price. There can be no assurance that our stock price will not continue to experience significant variability in the future.
We cannot guarantee that we will continue to repurchase shares of our common stock or pay dividends on our common stock or that repurchases will enhance long-term stockholder value. Changes in our levels of stock repurchases or dividends could affect our stock price and increase its variability.
In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, in addition to the amount of shares that were then available for repurchase under our previous Board authorization. In 2025, we repurchased 3.2 million shares of our common stock at an aggregate cost of $575.6 million. As of December 31, 2025, shares of our common stock in the aggregate amount of $526.3 million remained authorized for repurchase under the 2025 Board authorization. We repurchase shares through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Our share repurchase authorizations do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period. The timing and amount of our repurchases, if any, are subject to our capital allocation strategy as it may evolve from time to time, our view of intrinsic value coupled with a disciplined repurchase grid, market and economic conditions, applicable legal requirements and other relevant factors. We may limit, suspend or discontinue repurchasing shares at any time at our discretion without prior notice.
Paying a sustainable dividend is a key part of our capital allocation strategy. Although we increased our quarterly dividend rate by approximately 7% in April 2025, there can be no assurance that we will maintain this rate or approve further increases in the future. We are not obligated to continue declaring dividends, and our payment of dividends could be suspended or discontinued at any time at the discretion of our Board. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate the amount and timing of future dividends based on our operating results, financial condition, capital allocation strategies and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will pay dividends in the future.
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
Because our products involve complex technology and chemistry, we are involved from time to time in litigation involving patents and other intellectual property. Parties have filed, and in the future may file, claims against us alleging that we have infringed their intellectual property rights. We were party to a litigation, which we settled in 2024, in which ADASA Inc. (“Adasa”), an unrelated third party, alleged that certain of our RFID products within our Solutions Group reportable segment infringed its patent. For more information on this litigation, see Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements. If we are held liable for infringement in other matters, we could be required to pay damages, obtain licenses or cease making or selling certain products. There can be no assurance that licenses would be available on commercially reasonable terms or at all. The defense of these claims, whether or not meritorious, or the development of new technologies would be costly and divert the attention of management.

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
We are subject to national, state, provincial and/or local environmental, health, and safety laws and regulations in the U.S. and other countries in which we operate, including those related to the disposal of hazardous waste and GHG emissions from our manufacturing processes. These laws, which continue to evolve and impose additional requirements on our current and former manufacturing facilities, can result in liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. Enforcement of these laws is subject to the discretion of governmental agencies. Any failure to comply with existing and future environmental, health and safety laws could subject us to fees, penalties, costs or liabilities, impact our production capabilities, limit our ability to sell, expand or acquire facilities, and have a material adverse effect on our business. Laws and regulations related to the environment, product content and product safety are complex, change often, and can be open to different interpretations. In addition, we could be materially and adversely impacted by any environmental or product safety enforcement action affecting our suppliers, particularly in emerging markets.
We have accrued liabilities for the environmental clean-up of certain sites where it is probable that a loss will be incurred and the cost or amount of loss can be reasonably estimated, including the ten sites for which U.S. governmental agencies have designated us as a potentially responsible party as of our 2025 fiscal year-end. Because of the uncertainties associated with environmental assessment and remediation activities, the actual expense to remediate currently identified sites could be higher than the liabilities accrued and additional sites could be identified in the future. See Note 8, “Contingencies,” in the Notes to Consolidated Financial Statements for more information.
We are subject to export and import control laws and regulations in the jurisdictions in which we do business that could subject us to liability or impair our ability to compete in these markets.
Export control laws and economic sanctions prohibit the shipment of some of our products to embargoed or sanctioned countries, governments and persons. While we train our employees to comply with these regulations, use third party screening software and take other precautionary measures, we cannot guarantee that a violation will not occur. A prohibited shipment can have negative consequences, including government investigations, penalties, fines, civil and criminal sanctions and/or reputational harm. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could decrease our ability to export or sell our products internationally. Any limitation on our ability to export or sell our products could materially adversely affect our business.

Some of our products are subject to export control laws and regulations and may be exported only with an export license or through an applicable export license exception. If we fail to comply with export licensing, customs regulations, economic sanctions or other laws, we could be subject to substantial civil or criminal penalties, including fines, criminal charges against responsible employees and loss of export or import privileges. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or permits, we may also be materially adversely affected through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time consuming and expensive and could result in delayed or lost sales.
Risks Related to Other Financial Matters
Our pension assets and liabilities are significant and subject to market, interest and credit risk that may reduce their asset values or increase their liability values, either of which could increase our net pension liability.
Changes in the value of our pension assets, which was approximately $733 million as of December 31, 2025, could materially adversely affect our earnings and cash flows as a result of a decline in the value of our investments due to increases in interest rates or volatility in financial markets. In addition, our pension liabilities, which were approximately $721 million as of December 31, 2025, are subject to interest and inflation risk that may increase their value. We regularly evaluate options to better manage the volatility associated with our pension assets and liabilities and may continue taking actions to reduce the financial volatility associated with our pension liabilities, which could result in significant charges. Although we mitigate these risks by investing in high quality securities, ensuring adequate diversification of our investment portfolio, monitoring our portfolio’s overall risk profile and managing its liability profile, our net pension liability may nevertheless increase.
The actuarial assumptions used in the measurement of our pension assets and liabilities affect our earnings and cash flows. Changes in accounting standards and government regulations could also affect our pension and postretirement plan expense and funding requirements.
We evaluate the assumptions used in determining projected benefit obligations and the fair value of plan assets for our non-U.S. pension plans and other postretirement benefit plans in consultation with outside actuaries. Our pension and projected postretirement benefit expenses and funding requirements increase or decrease as a result of the assumptions we use, including the discount rate, expected long-term rate of return and mortality rates. Because of changing market conditions or changes in participant populations, the actuarial assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement benefit obligations and related costs. Funding obligations for each plan are determined based on the value of assets and liabilities on a specific date in accordance with applicable government regulations. Our pension funding requirements, and the timing of funding payments, could also be affected by future laws or regulations. We are implementing plans to comply with the Dutch Pension Act passed in 2023, which requires traditional defined benefit plans to be phased out and transition to defined contribution plans before January 1, 2028. Our Dutch defined benefit plan includes a minimum guaranteed funding ratio that will have to be terminated as part of the transition, for which we will have to compensate the Dutch Pension Fund.
An impairment in the carrying value of goodwill could negatively impact our results of operations and net worth.
Goodwill is initially recorded at fair value and not amortized and is reviewed for impairment annually (or more frequently if impairment indicators are present). As of December 31, 2025, the carrying value of our goodwill was $2.27 billion. In 2025, we determined that the goodwill of our reporting units was not impaired. In performing impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. A quantitative assessment primarily consists of comparing the fair value of a reporting unit to its carrying value, calculating goodwill valuations primarily using an income approach based on the present value of projected future cash flows of each reporting unit. In assessing fair value, we make estimates and assumptions about sales, profit margins, growth rates and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience disruptions to our business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These events could result in goodwill impairment charges in the future, which could materially adversely affect our business in the periods in which they are made.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management program, which is designed to protect the confidentiality, integrity and availability of our critical systems and information, includes a comprehensive security incident response plan. It complements our enterprise risk management program overseen by our Board, using similar methodologies and governance processes to identify risks and mitigating strategies.
We design and assess our program based on the ISO 27000 and the National Institute of Standards and Technology ("NIST") SP-800 and Cybersecurity Framework. We use these frameworks to help us identify, assess and manage cybersecurity risks relevant to our business and do not intend to suggest that we meet any particular technical standards, specifications or requirements.
Our cybersecurity risk management program includes risk assessments designed to help identify potentially material cybersecurity risks to our critical systems, information security, products and services, as well as our broader enterprise information technology environment; an information technology security team principally responsible for managing our cybersecurity risk assessment processes, security controls and response to any cybersecurity events; the use of third party experts and service providers, where appropriate, to assess, test and otherwise assist with protecting our security environment; cybersecurity awareness training for our employees and further training for our incident response personnel and senior management; a security incident response plan that includes procedures for assessing and coordinating our response to cybersecurity events; and a third-party risk management program designed to identify and mitigate risks associated with our supply chain and vendor ecosystem, which includes initial security posture assessments, contractual security requirements and ongoing monitoring of critical third parties to address potential cybersecurity threats.
We have not experienced cybersecurity events that have materially affected our operations, results of operations or financial condition. However, we face ongoing risks from cybersecurity threats in an ever-evolving threat landscape that, if realized, could be reasonably likely to materially affect our business.
Risks and uncertainties related to cybersecurity are discussed in greater detail under “Risks Related to Information Technology” in Item 1A of this report.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its overall risk oversight. In 2025, its Audit Committee was primarily responsible for overseeing our strategies, policies and risk management practices related to cybersecurity and information security, engaging with management, including our Chief Information Security Officer (“CISO”), who reports to our Chief Information Officer (“CIO”), a member of our Company Leadership Team and a direct report of our Chief Executive Officer (“CEO”). During 2025, our CIO and CISO provided semiannual updates on our cybersecurity preparedness to the Audit Committee. These updates covered the overall status of our cybersecurity program, results of risk assessments, the evolving threat landscape, performance against key performance indicators and the progress with strategic information security initiatives. The Audit Committee Chair reported on these matters to our full Board. In addition, management updated the Cybersecurity Advisory Council, composed of members of our Board and management, to obtain additional insights into our cybersecurity risk management, and, if and as needed, to the Audit Committee regarding any significant cybersecurity events, as well as events that may have had lesser potential impact. Effective January 2026, our Board formed a standalone Cybersecurity Committee to be primarily responsible for overseeing our strategies, policies and risk management practices related to cybersecurity and information security and the Cybersecurity Advisory Council ceased operating.
Our cybersecurity leadership team ("CSLT") — which includes leaders accountable for security operations, incident response, risk and compliance, data security, application security, digital solutions security, vulnerability management and operational technology security — is responsible for assessing and managing our risks from cybersecurity threats. The CSLT, which is led by our CIO and CISO, is primarily responsible for our overall cybersecurity risk management program and supervises both our internal cybersecurity and information security personnel and the external consultants advising our company on these matters. Our information security management and personnel maintain a variety of technical and managerial security certifications and have broad security experience in manufacturing, finance, software and information technology environments.
The CSLT manages our efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through a variety of means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and reports from cybersecurity systems deployed in our information technology environment.

Item 2. PROPERTIES
As of December 31, 2025, we operated manufacturing facilities in excess of 100,000 square feet in the reportable segments and locations listed below.
Materials Group

U.S.	Peachtree City, Georgia; Greenfield and Lowell, Indiana; Fairport Harbor, Mentor, Oak Harbor and Painesville, Ohio; and Mill Hall, Pennsylvania
Non-U.S.
Soignies and Turnhout, Belgium; Vinhedo, Brazil; Guangzhou, Kunshan and Zhuozhou, China; Champ-sur-Drac, France; Gotha, Germany; Noida and Pune, India; Longford, Ireland; Kibbutz Hanita, Israel; Rodange, Luxembourg; Bangi, Malaysia; Queretaro, Mexico; Chungju, South Korea; Rayong, Thailand; and Cramlington, United Kingdom

Solutions Group

U.S.	Fort Wayne, Indiana; New Century, Kansas; Miamisburg, Ohio; and Nashville, Tennessee
Non-U.S.	Dhaka, Bangladesh; Guangzhou, Ningbo, Panyu, Shenzhen and Suzhou, China; Ancarano, Italy; Kulim, Malaysia; Queretaro, Mexico; and Long An Province, Vietnam
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Our common stock is listed under the ticker symbol “AVY” on the New York Stock Exchange. We did not sell securities in any unregistered transactions during fiscal year 2025. We have historically paid quarterly cash dividends. Future dividend payments are subject to the approval by our Board of Directors (our "Board") based on our earnings, capital requirements, financial condition and other factors.
We had 3,130 shareholders of record as of December 31, 2025, the last day of our 2025 fiscal year.
Stockholder Return Performance
The graph below compares the cumulative stockholder return on our common stock, including reinvestment of dividends, with the return on the S&P 500 Stock Index, S&P 500 Industrials Index and Dow Jones U.S. Container & Packaging Index, in each case for the five-year period ending December 31, 2025.

Avery Dennison
Dow Jones U.S. Container & Packaging Index
S&P 500 Industrials Index
S&P 500 Index
$200
$180
$160
$140
$120
$100
$80
$60
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025

Total Return Analysis(1)

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Avery Dennison	$100	$141	$120	$137	$128	$127
Dow Jones U.S. Container & Packaging Index	100	112	93	99	113	101
S&P 500 Industrials Index	100	121	114	135	159	190
S&P 500 Index	100	129	105	133	166	196
(1) Assumes $100 invested on December 31, 2020 and reinvestment of dividends.

(b)Not applicable.

(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended) of registered equity securities in the fourth quarter of 2025 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period(1)	Total number of shares purchased(2)	Average price paid per share(3)	Total number of shares purchased as part of publicly announced plans(2)(4)	Approximate dollar value of shares that may yet be purchased under the plans(5)
September 28, 2025 – October 25, 2025	265.4	$160.9	265.4	$604.4
October 26, 2025 – November 22, 2025	256.4	173.6	256.4	559.9
November 23, 2025 – December 31, 2025	191.9	175.4	191.9	526.3
Total	713.7	$169.3	713.7	$526.3
(1) The periods shown are our fiscal months during the quarter ended December 31, 2025.
(2) Shares in thousands.
(3) Average price paid per share includes transaction costs to acquire the shares and excludes the non-deductible 1% excise tax on the net value of repurchases imposed under the Inflation Reduction Act of 2022.
(4) In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases, in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
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

Non-GAAP Financial Measures	22
Overview and Outlook	23
Analysis of Results of Operations	25
Results of Operations by Reportable Segment	27
Financial Condition	29
Critical Accounting Estimates	35
Recent Accounting Requirements	37
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
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, currency adjustments for transitional reporting of highly inflationary economies, and the reclassification of sales between segments. Additionally, where applicable, sales change ex. currency is also adjusted for the estimated impact of extra days in our fiscal year and the calendar shift resulting from extra days in the prior fiscal year. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current period average exchange rates to exclude the effect of foreign currency fluctuations. Our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025; fiscal years 2026 and beyond will be coincident with the calendar year beginning on January 1 and ending on December 31.
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
OVERVIEW AND OUTLOOK
Fiscal Year
In January 2025, the Audit Committee of our Board of Directors approved a change to our previous 52- or 53-week fiscal year generally ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. Our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025, which resulted in four extra days compared to prior years; fiscal years 2026 and beyond will be coincident with the calendar year beginning on January 1 and ending on December 31.
Our 2024 and 2023 fiscal years consisted of 52-week periods ending December 28, 2024 and December 30, 2023, respectively.
Net Sales
The factors impacting reported net sales change, as compared to the prior-year period, are shown in the table below.

	2025	2024
Reported net sales change	1%	5%
Foreign currency translation	—	—
Impact of extra days	—	—
Sales change ex. currency(1)	—%	5%
Acquisitions	—	(1)
Organic sales change(1)	—%	5%
(1) Totals may not sum due to rounding.
In 2025, net sales on an organic basis were comparable to the prior year, reflecting the impact of higher volume offset by the impact of raw material deflation-related price reductions. In 2024, net sales increased on an organic basis primarily due to higher volume, partially offset by the impact of raw material deflation-related price reductions.
Net Income
Net income decreased from approximately $705 million in 2024 to approximately $688 million in 2025. The primary factors affecting this decrease were:
•The net impact of raw material deflation-related price reductions
•Higher employee-related costs
•Higher interest expense
•Growth investments
These items were partially offset by the following factors:
•Benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs
•Higher volume/mix

Cost Reduction Actions
2025 Actions
During 2025, we recorded $48.8 million in restructuring charges, net of reversals, related to our 2025 actions. These charges consisted of severance and related costs for the reduction of approximately 1,200 positions, as well as asset impairment charges, at numerous locations across our company, as a result of actions taken to optimize our operational footprint.
In the fourth quarter of 2024, we recorded $13.1 million in restructuring charges related to our 2025 actions. These charges consisted of severance and related costs for the reduction of approximately 90 positions, as well as asset impairment charges, reflecting actions at numerous locations in our Solutions Group reportable segment.

The cumulative restructuring charges, net of reversals, related to our 2025 actions was approximately $62 million.
2023 Actions
During 2024, we recorded $28.8 million in restructuring charges, net of reversals, related to these actions. These charges consisted of severance and related costs for the reduction of approximately 1,280 positions, as well as asset impairment charges, at numerous locations across our company.
During 2025, we recorded $1.6 million of reversals related to our 2023 Actions that were completed in the fourth quarter of 2025.
Savings from Restructuring Actions
We realized more than $60 million in incremental savings from restructuring actions, net of transition costs, in each of 2025 and 2024.
Restructuring charges were included in “Other expense (income), net” in the Consolidated Statements of Income. Refer to Note 13, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information.
Business Acquisitions
2025 Business Acquisition
On October 20, 2025, we completed our business acquisition of W.F. Taylor Holdings, Inc. ("Taylor Adhesives"), a Georgia-based flooring adhesives business, for the purchase price of approximately $390 million. This acquisition expanded the high-value category portfolio in our Materials Group reportable segment.
We funded the Taylor Adhesives acquisition using cash and proceeds from our issuance of senior notes in September 2025.
The final allocations of purchase consideration to assets and liabilities are ongoing as we continue to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date). Our valuation of certain acquired assets and liabilities is currently pending finalization within the allowable time to complete our assessment.
The Taylor Adhesives acquisition was not material to the Consolidated Financial Statements.
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
Accounting Guidance Updates
Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for this information.

Cash Flow

(In millions)	2025	2024	2023
Net cash provided by operating activities	$881.4	$938.8	$826.0
Purchases of property, plant and equipment	(169.0)	(208.8)	(265.3)
Purchases of software and other deferred charges	(31.4)	(31.0)	(19.8)
Proceeds from company-owned life insurance policies	—	—	48.1
Purchases of Argentine Blue Chip Swap securities	—	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0	—
Proceeds from sales of property, plant and equipment	22.6	.6	1.0
Proceeds from insurance and sales (purchases) of investments, net	3.5	10.1	1.9
Adjusted free cash flow	$707.1	$699.5	$591.9
In 2025, net cash provided by operating activities decreased compared to 2024 primarily due to higher incentive compensation payments, higher tax payments, net of refunds, lower net income and higher trade rebate payments, partially offset by the prior-year settlement payment for the Adasa legal matter and changes in operational working capital. In 2025, adjusted free cash flow increased compared to 2024 primarily due to lower purchases of property, plant and equipment and higher proceeds from sales of property, plant and equipment, partially offset by lower net cash provided by operating activities.
Outlook

Beginning in the first quarter of 2025, the U.S. announced tariffs on goods imported into the U.S. from numerous countries, many of which responded with reciprocal tariffs and other actions on goods imported from the U.S. The U.S. government continues to negotiate with countries regarding the tariffs. As it relates to the direct impact of these tariffs, a relatively small portion of our global materials purchases is impacted. To mitigate this direct impact to our operations, we have implemented strategic sourcing adjustments and pricing actions. The indirect impact on demand for our products and solutions is more uncertain. While a majority of our products and solutions relates to less discretionary consumer staples, we also serve more discretionary and cyclical markets, such as industrials, durables and apparel. The indirect impact of tariffs resulted in an aggregate low single digit rate decrease in sales in our overall apparel categories over the second, third and fourth quarters of 2025. While our outlook assumes that tariff-related uncertainty will persist, further developments in international trade relations and their broader impact to macroeconomic conditions could have a material adverse effect on our business.
Certain factors that we believe will contribute to our 2026 results are described below.
•We anticipate a favorable impact to our full-year net sales and operating income from foreign currency translation, based on recent rates.
•We anticipate an unfavorable impact to our operating income from higher interest expense.
•We anticipate our full-year effective tax rate to be in the mid-twenty percent range.
•We anticipate incremental savings from restructuring actions, net of transition costs.
•We anticipate an unfavorable impact to our operating income from normalization of the majority of our 2025 temporary cost savings, which was largely related to lower incentive compensation.
ANALYSIS OF RESULTS OF OPERATIONS
Income before Taxes

(In millions, except percentages)	2025	2024	2023
Net sales	$8,855.5	$8,755.7	$8,364.3
Cost of products sold	6,309.2	6,225.0	6,086.8
Gross profit	2,546.3	2,530.7	2,277.5
Marketing, general and administrative expense	1,422.5	1,415.3	1,313.7
Other expense (income), net	77.5	71.6	180.9
Interest expense	135.4	117.0	119.0
Other non-operating expense (income), net	(14.2)	(26.7)	(30.8)
Income before taxes	$925.1	$953.5	$694.7

Gross Profit
Gross profit in 2025 increased compared to 2024 primarily due to benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, and higher volume, partially offset by the net impact of raw material deflation-related price reductions and higher employee-related costs.
Gross profit in 2024 increased compared to 2023 primarily due to higher volume and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and the net impact of raw material deflation-related price reductions.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in 2025 compared to 2024 primarily due to growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and lower employee-related costs.
Marketing, general and administrative expense increased in 2024 compared to 2023 primarily due to higher employee-related costs, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.
Other Expense (Income), Net

(In millions)	2025	2024	2023
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$43.2	$35.4	$70.8
Asset impairment and lease cancellation charges	4.0	6.5	8.6
Other items:
(Gain) loss on venture and other investments, net	23.3	19.2	1.5
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	5.6	16.4	29.9
Transaction and related costs	5.1	.3	5.3
Outcomes of legal matters and settlements, net	9.2	(6.2)	64.3
(Gain) loss on sales of assets	(12.9)	—	.5
Other expense (income), net	$77.5	$71.6	$180.9
Refer to Note 13, “Cost Reduction Actions,” to the Consolidated Financial Statements for more information regarding restructuring charges, net of reversals.
Refer to Note 9, “Fair Value Measurements,” to the Consolidated Financial Statements for more information regarding (gain) loss on venture and other investments, net.
Refer to Note 8, "Contingencies," and Note 15, “Segment and Disaggregated Revenue Information,” to the Consolidated Financial Statements for more information regarding outcomes of legal matters and settlements, net.
Interest Expense
Interest expense increased in 2025 compared to 2024 primarily due to the €500 million of senior notes we issued in September 2025 and the €500 million of senior notes we issued in November 2024.
Interest expense decreased in 2024 compared to 2023 primarily due to a decrease in commercial paper borrowings, partially offset by higher debt balances.
Other Non-Operating Expense (Income), Net
Other non-operating income decreased in 2025 compared to 2024 primarily due to lower interest income and benefits from net actuarial gains in our defined benefit plans.
Other non-operating income decreased in 2024 compared to 2023 due to lower interest income, primarily in Argentina.

Net Income and Earnings per Share

(In millions, except percentages and per share amounts)	2025	2024	2023
Income before taxes	$925.1	$953.5	$694.7
Provision for income taxes	237.1	248.6	191.7
Net income	$688.0	$704.9	$503.0
Net income per common share	$8.81	$8.77	$6.23
Net income per common share, assuming dilution	8.79	8.73	6.20
Effective tax rate	25.6%	26.1%	27.6%
Provision for Income Taxes
Our effective tax rate in 2025 decreased compared to 2024 primarily due to higher benefits from the release of valuation allowance as a result of completing a foreign restructuring transaction and a favorable ruling related to deductibility of interest expense, partially offset by lower excess tax benefits associated with stock-based payments. Our effective tax rate in 2024 decreased compared to 2023 primarily due to lower non-deductible expenses resulting from the impact of the Argentine peso remeasurement loss and lower tax charges from the recognition of uncertain tax positions in certain foreign jurisdictions, partially offset by higher tax charges from valuation allowances.
Refer to Note 14, “Taxes Based on Income,” to the Consolidated Financial Statements for more information.
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT
Our CODM uses segment adjusted operating income to evaluate segment performance and allocate resources. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense, other non-operating expense (income), net; and other items.
Refer to Note 15, “Segment and Disaggregated Revenue Information,” to the Consolidated Financial Statements for more information.
Materials Group

(In millions)	2025	2024	2023
Net sales including intersegment sales	$6,267.3	$6,175.8	$5,968.4
Less intersegment sales	(174.0)	(162.8)	(157.1)
Net sales	$6,093.3	$6,013.0	$5,811.3
Segment adjusted operating income(1)	922.2	924.7	789.2
(1) Segment adjusted operating income excluded other expense (income), net, and other items of $31.6 million, $40.4 million and $88.3 million in 2025, 2024, and 2023, respectively. Exclusions related to charges associated with restructuring actions, outcomes of legal matters and settlements, net, (gain) loss on venture and other investments, transaction and related costs, losses from Argentine peso remeasurement and Blue Chip Swap transactions and (gain) loss on sales of assets.

Net Sales
The factors impacting reported net sales change are shown in the table below.

	2025	2024
Reported net sales change	1%	4%
Reclassification of sales between segments	(1)	—
Foreign currency translation	(1)	—
Impact of extra days	—	—
Sales change ex. currency(1)	—	4
Acquisitions	—	—
Organic sales change(1)	(1)%	4%
(1) Totals may not sum due to rounding.
In 2025, net sales on an organic basis decreased compared to the prior year primarily due to the impact of raw material deflation-related price reductions, partially offset by favorable volume/mix. On an organic basis, net sales increased by a low single digit rate in North America, and decreased by low single digit rates in Europe, the Middle East and North Africa, Asia Pacific and Latin America.

In 2024, net sales on an organic basis increased compared to the prior year due to higher volume, partially offset by the impact of raw material deflation-related price reductions. On an organic basis, net sales increased by low single digit rates in North America and Europe, the Middle East and North Africa and mid-single digit rates in Asia Pacific and Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in 2025 compared to 2024 primarily due the net impact of pricing and raw material input costs, as well as higher employee-related costs, partially offset by favorable volume/mix and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs.
Segment adjusted operating income increased in 2024 compared to 2023 primarily due to higher volume and benefits from productivity initiatives, including material re-engineering and savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and the net impact of pricing and raw material input costs.
Solutions Group

(In millions)	2025	2024	2023
Net sales including intersegment sales	$2,817.3	$2,795.0	$2,588.5
Less intersegment sales	(55.1)	(52.3)	(35.5)
Net sales	$2,762.2	$2,742.7	$2,553.0
Segment adjusted operating income(1)	286.3	289.3	252.0
(1) Segment adjusted operating income excluded other expense (income), net, and other items of $39.0 million, $37.5 million and $86.3 million in 2025, 2024, and 2023, respectively. Exclusions related to charges associated with restructuring actions, outcomes of legal matters and settlements, net, (gain) loss on venture and other investments, (gain) loss on sales of assets and transaction and related costs.
Net Sales
The factors impacting reported net sales change are shown in the table below.

	2025	2024
Reported net sales change	1%	7%
Reclassification of sales between segments	2	—
Foreign currency translation	—	1
Impact of extra days	—	—
Sales change ex. currency(1)	2	8
Acquisitions	—	(2)
Organic sales change(1)	2%	6%
(1) Totals may not sum due to rounding.
In 2025, on an organic basis, net sales increased by a mid-single digit rate in high-value categories and decreased by a low single digit rate in the base business compared to the prior year. Company-wide, on an organic basis, sales of intelligent labels increased by a low single digit rate compared to the prior year.
In 2024, on an organic basis, net sales increased by a low single digit rate in high-value categories and a low-double digit rate in the base business compared to the prior year. Company-wide, on an organic basis, sales of intelligent labels increased by a high single digit rate compared to the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in 2025 compared to 2024 primarily due to higher employee-related costs, the net impact of pricing and raw material input costs, and growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume.
Segment adjusted operating income increased in 2024 compared to 2023 primarily due to higher volume and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs and growth investments.

FINANCIAL CONDITION
Liquidity
Operating Activities

(In millions)	2025	2024	2023
Net income	$688.0	$704.9	$503.0
Depreciation	206.4	197.1	187.4
Amortization	121.8	115.1	111.0
Provision for credit losses and sales returns	51.2	47.4	49.9
Stock-based compensation	27.9	28.7	22.3
Deferred taxes and other non-cash taxes	(19.9)	(18.5)	(24.4)
Other non-cash expense and loss (income and gain), net	48.8	67.2	37.1
Trade accounts receivable	44.0	(107.3)	(16.7)
Inventories	53.2	(90.7)	111.7
Accounts payable	(144.4)	106.7	(87.6)
Taxes on income	(5.1)	40.2	(18.7)
Other assets	3.8	(48.0)	37.7
Other liabilities	(194.3)	(104.0)	(86.7)
Net cash provided by operating activities	$881.4	$938.8	$826.0
In 2025, cash flow provided by operating activities decreased compared to 2024 primarily due to higher incentive compensation payments, higher tax payments, net of refunds, lower net income and higher trade rebate payments, partially offset by the prior-year settlement payment for the Adasa legal matter and changes in operational working capital.
In 2024, cash flow provided by operating activities increased compared to 2023 primarily due to higher net income, lower incentive compensation payments and lower tax payments, net of refunds, partially offset by changes in operational working capital and the settlement payment for the Adasa legal matter.
Investing Activities

(In millions)	2025	2024	2023
Purchases of property, plant and equipment	$(169.0)	$(208.8)	$(265.3)
Purchases of software and other deferred charges	(31.4)	(31.0)	(19.8)
Proceeds from company-owned life insurance policies	—	—	48.1
Purchases of Argentine Blue Chip Swap securities	—	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0	—
Proceeds from sales of property, plant and equipment	22.6	.6	1.0
Proceeds from insurance and sales (purchases) of investments, net	3.5	10.1	1.9
Proceeds from settlement of net investment hedges	6.2	—	—
Payments for settlement of net investment hedges	(26.1)	—	—
Payments for acquisitions, net of cash acquired, and venture investments	(401.8)	(3.8)	(224.9)
Net cash used in investing activities	$(596.0)	$(243.1)	$(459.0)

Purchases of Property, Plant and Equipment
In 2025, in our Materials Group reportable segment, we primarily invested in equipment to support growth in the U.S., certain countries in Europe and certain countries in Asia Pacific, primarily China; in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including China and Vietnam, the U.S. and certain countries in Latin America, primarily Mexico.
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
Purchases of Software and Other Deferred Charges
In 2025, we primarily invested in information technology upgrades in the U.S. In 2024 and 2023, we invested in information technology upgrades worldwide.
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
Proceeds from Sales of Property, Plant and Equipment
In 2025, we primarily received proceeds from the sales of properties in China, Vietnam and Argentina.
Proceeds from Insurance and Sales (Purchases) Investments, net
In 2024, we received approximately $8 million of insurance proceeds for losses related to damaged property, plant and equipment.
Settlement of Net Investment Hedges
In 2025, we settled €920 million notional amount of net investment hedges.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
We paid consideration, net of cash acquired, of approximately $390 million for the 2025 acquisition of Taylor Adhesives and $223 million for the 2023 Acquisitions. We funded the Taylor Adhesives acquisition using cash and proceeds from our issuance of senior notes in September 2025. We funded the 2023 Acquisitions using cash and commercial paper borrowings. We also made certain venture investments in 2025, 2024 and 2023.
Refer to Note 2, “Business Acquisitions,” to the Consolidated Financial Statements for more information.

Financing Activities

(In millions)	2025	2024	2023
Net increase (decrease) in borrowings with maturities of three months or less	$422.5	$(269.0)	$(36.6)
Additional long-term borrowings	576.5	539.2	394.9
Repayments of long-term debt and finance leases	(559.4)	(308.1)	(255.9)
Dividends paid	(288.4)	(277.5)	(256.7)
Share repurchases	(572.3)	(247.5)	(137.5)
Net (tax withholding) proceeds related to stock-based compensation	(12.8)	(8.4)	(23.8)
Proceeds from settlement of fair value hedges	32.8	—	—
Payments for settlement of fair value hedges	(13.5)	—	—
Other	(.3)	(4.8)	(1.6)
Net cash used in financing activities	$(414.9)	$(576.1)	$(317.2)
Borrowings and Repayment of Debt
During 2025, 2024 and 2023, our commercial paper borrowings funded various activities, including repayments of long-term debt, acquisitions, dividend payments, share repurchases, capital expenditures and other general corporate purposes.
In September 2025, we issued €500 million of senior notes, due September 11, 2035, which bear an interest rate of 4.000% per year, payable annually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were approximately €494 million ($577 million), which we used in part to finance the Taylor Adhesives acquisition and repay existing indebtedness under our commercial paper program. Refer to Note 2, “Business Acquisitions,” to the Consolidated Financial Statements for more information regarding our acquisition of Taylor Adhesives.
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
In November 2024, we issued €500 million of senior notes, due November 4, 2034, which bear an interest rate of 3.750% per year, payable annually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were approximately €495 million ($539 million), which we used to repay our €500 million of senior notes maturing in March 2025 and for general corporate purposes.
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
Refer to Note 4, "Debt" to the Consolidated Financial Statements for more information.
Dividends Paid
We paid dividends per share of $3.70, $3.45 and $3.18 in 2025, 2024 and 2023, respectively. In April 2025, we increased our quarterly dividend rate to $0.94 per share, representing an increase of approximately 7% from our previous quarterly dividend rate of $0.88 per share. In April 2024, we increased our quarterly dividend to $0.88 per share, representing an increase of approximately 9% from our previous dividend rate of $0.81 per share.
Share Repurchases
From time to time, our Board authorizes the repurchase of shares of our outstanding common stock. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes. In 2025, 2024 and 2023, we repurchased approximately 3.2 million, 1.2 million and 0.8 million shares of our common stock, respectively.

In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Shares of our common stock in the aggregate amount of $526.3 million remained authorized for repurchase under this Board authorization as of December 31, 2025. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Net (Tax Withholding) Proceeds Related to Stock-Based Compensation
Approximately 0.1 million stock options were exercised in 2024, resulting in proceeds of approximately $10 million. Refer to Note 12, “Long-Term Incentive Compensation,” to the Consolidated Financial Statements for more information.
Settlement of Fair Value Hedges
In 2025, we settled €920 million notional amount of fair value hedges.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
Property, plant and equipment, net, increased by approximately $21 million to $1.61 billion at year-end 2025, which primarily reflected purchases of property, plant and equipment and the impact of foreign currency translation, partially offset by current year depreciation expense.
Goodwill increased by approximately $296 million to $2.27 billion at year-end 2025, which primarily reflected the acquired goodwill associated with the Taylor Adhesives acquisition and the impact of foreign currency translation.
Other intangibles resulting from business acquisitions, net, increased by approximately $72 million to $827.5 million at year-end 2025, primarily reflecting the valuation of intangible assets associated with the Taylor Adhesives acquisition, partially offset by current year amortization expense.
Refer to Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the Consolidated Financial Statements for more information.
Other assets increased by approximately $81 million to $978.4 million at year-end 2025, primarily reflecting an increase in the funded status of certain of our non-U.S. pension plans and higher capitalized implementation costs associated with our cloud computing arrangements.
Shareholders’ Equity Accounts
The balance of our shareholders’ equity decreased by approximately $70 million to $2.24 billion at year-end 2025. Refer to Note 11, “Supplemental Equity and Comprehensive Income Information,” to the Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

(In millions)	2025	2024
Change in net sales	$29	$(33)
In 2025, international operations generated approximately 69% of our net sales. Our future results are subject to changes in worldwide economic conditions, tariffs, social, geopolitical, and market conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The favorable impact of foreign currency translation on net sales in 2025 compared to 2024 was primarily related to euro-denominated sales, partially offset by sales in India and Brazil.
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
During 2025, 2024 and 2023, the Argentine peso devalued significantly compared to the U.S. dollar, resulting in remeasurement losses of approximately $6 million, $16 million and $30 million, respectively, which were included in "Other expense (income), net" in the Consolidated Statements of Income. The 2024 losses included Blue Chip Swap transactions that resulted in losses of approximately $10 million. Refer to Note 16, “Supplemental Financial Information,” to the Consolidated Financial Statements for more information.

Analysis of Selected Financial Ratios
We utilize the financial ratios discussed below to assess our financial condition and operating performance. We believe this information assists our investors in understanding the factors impacting our cash flow other than net income and capital expenditures.
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. Operational working capital, as a percentage of annualized current-quarter net sales, in 2025 increased compared to 2024. Further information regarding the components of operational working capital is provided below.

(In millions, except percentages)	2025	2024
(A)Working capital	$336.7	$216.1
Reconciling items:
Cash and cash equivalents	(202.8)	(329.1)
Other current assets	(307.8)	(305.3)
Short-term borrowings and current portion of long-term debt and finance leases	522.9	592.3
Current income taxes payable and other current accrued liabilities	869.0	929.6
(B)Operational working capital	$1,218.0	$1,103.6
(C)Fourth-quarter net sales, annualized	$9,084.8	$8,742.8
Operational working capital, as a percentage of annualized current-quarter net sales (B) ÷ (C)	13.4%	12.6%
Accounts Receivable Ratio
The average number of days sales outstanding was 63 days in 2025 compared to 61 days in 2024, calculated using the accounts receivable balance at year-end divided by the average daily sales in the fourth quarter of 2025 and 2024, respectively. The increase in average number of days sales outstanding primarily reflected the impact of foreign currency translation.
Inventory Ratio
Average inventory turnover was 6.4 in both 2025 and 2024, calculated using the annualized fourth-quarter cost of products sold in 2025 and 2024, respectively, and divided by the inventory balance at the respective year-end.
Accounts Payable Ratio
The average number of days payable outstanding was 74 days in 2025 compared to 77 days in 2024, calculated using the accounts payable balance at year-end divided by the annualized fourth-quarter cost of products sold in 2025 and 2024, respectively. The decrease in average number of days payable outstanding primarily reflected the timing of vendor payments, partially offset by the impact of foreign currency translation.
Capital Resources
Capital resources include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our revolving credit facility (the "Revolver"). We use these resources to fund our operational needs.
At year-end 2025, we had cash and cash equivalents of $202.8 million held in accounts at third-party financial institutions in numerous locations throughout the world. At year-end 2025, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in the Asia Pacific region.
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
The Revolver contains a financial covenant that requires us to maintain a maximum leverage ratio (calculated as a ratio of consolidated debt minus unrestricted cash and cash equivalents in excess of $50 million to consolidated EBITDA as defined in the agreement) of not more than 3.50 to 1.00; provided that, in the event of an acquisition by us that exceeds $250 million, which occurred when we acquired Taylor Adhesives, the maximum leverage ratio increases to 4.00 to 1.00 for the fiscal quarter in which the acquisition occurs and the three fiscal quarters immediately following that fiscal quarter. As of December 31, 2025 and December 28, 2024, our ratio was substantially below the maximum ratio allowed by the Revolver.
In addition to the Revolver, we have short-term lines of credit available in various countries of approximately $222 million in the aggregate at December 31, 2025. These lines may be cancelled at any time by us or the issuing banks. Borrowings under our short-term lines of credit were not material as of December 31, 2025 or December 28, 2024.
We are exposed to financial market risk resulting from changes in interest and foreign currency exchange rates, and to possible liquidity and credit risks of our counterparties.
Capital from Debt
The carrying value of our total debt increased by approximately $581 million to $3.73 billion at year-end 2025 from year-end 2024, primarily reflecting our September 2025 issuance of €500 million of senior notes due in 2035, higher commercial paper borrowings and the revaluation of our euro-denominated debt, partially offset by our repayment of €500 million of senior notes, $25 million of medium-term notes and $5 million of medium term notes at their maturity in the first, second and third quarters of 2025, respectively.
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
Fair Value of Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given their short duration. The fair value of our total debt was $3.67 billion at December 31, 2025 and $3.01 billion at December 28, 2024. Fair value amounts were determined based primarily on Level 2 inputs. Refer to Note 1, “Summary of Significant Accounting Policies,” for more information.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Material Cash Requirements at End of Year 2025
We have short- and long-term material cash requirements related to our contractual obligations that arise in the normal course of business. In addition to principal and interest payments on our outstanding debt obligations, our contractual obligations primarily consist of lease payments.
Refer to Note 4, "Debt," to the Consolidated Financial Statements for a summary of our principal payments for short-term borrowings and long-term debt obligations as of December 31, 2025. Future interest payments for long-term debt as of December 31, 2025 are approximately $124 million in 2026; $124 million in 2027; $124 million in 2028; $99 million in 2029; $94 million in 2030; and $302 million from 2031 through maturity. Refer to Note 7, "Commitments and Leases," to the Consolidated Financial Statements for a summary of our lease obligations as of December 31, 2025.
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

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect our reported amounts of assets and liabilities, disclosure of contingent liabilities, and reported amounts of revenue and expense. Actual results could differ from these estimates.
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
We perform our annual impairment test of goodwill during the fourth quarter. Certain factors may cause us to perform an impairment test prior to the fourth quarter, including significant underperformance of a business relative to expected operating results, significant adverse economic or industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or a decision to divest a portion of a reporting unit. In performing impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment.
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
In consultation with outside specialists, we estimate the fair value of our reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including a reporting unit's forecasted sales, profit margins and growth rates, as well as discount rates. Our assumptions about discount rates are based on the weighted average cost of capital of comparable companies. Our assumptions about sales, profit margins and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. We also make assumptions for varying perpetual growth rates for periods beyond our long-term business plan period. We base our fair value estimates on projected financial information and assumptions that we believe are reasonable. However, actual future results may differ materially from these estimates and projections. The valuation methodology we use to estimate the fair value of reporting units requires inputs and assumptions that reflect current market conditions, as well as the impact of planned business and operational strategies that require management judgment. The estimated fair value could increase or decrease depending on changes in the inputs and assumptions.
In our annual impairment test in the fourth quarter of 2025, the goodwill of all reporting units in our Materials Group and Solutions Group reportable segments were tested utilizing a qualitative assessment. Based on this assessment, we determined that the fair values of these reporting units were more-likely-than-not greater than their respective carrying values. Therefore, the goodwill of our reporting units was not impaired.
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
Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis to marketing, general and administrative expense over their estimated useful lives.
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
Discount Rate
In consultation with our actuaries, we annually review and determine the discount rates to use in valuing our postretirement obligations. The assumed discount rates for our non-U.S. pension plans reflect market rates for currently available high quality corporate bonds. Our discount rates are determined by evaluating yield curves consisting of large populations of high quality corporate bonds. The projected pension benefit payment streams are then matched with the bond portfolios to determine a rate that reflects the liability duration unique to our pension and postretirement benefit plans. As of December 31, 2025, a 0.25% increase in the discount rates associated with our non-U.S. plans would have decreased our year-end projected benefit obligation by approximately $26 million and would not have a significant impact on expected periodic benefit cost for the coming year. Conversely, a 0.25% decrease in the discount rates associated with our non-U.S. plans would have increased our year-end projected benefit obligation by approximately $26 million and would not have a significant impact on expected periodic benefit cost for the coming year.
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
Long-term Return on Plan Assets
We determine the long-term rate of return assumption for plan assets by reviewing the historical and expected returns of both the equity and fixed income markets, taking into account our asset allocation, the correlation between returns in our asset classes, and our mix of active and passive investments. Additionally, current market conditions, including interest rates, are evaluated and market data is reviewed for reasonableness and appropriateness. An increase or decrease of 0.25% in the long-term return on assets associated with our non-U.S. plans would have decreased or increased our expected periodic benefit cost for the coming year by approximately $2 million.
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
We determine the fair value of RSUs and the component of PUs that is subject to the achievement of a performance objective based on a financial performance condition based on the fair market value of our common stock as of the grant date, adjusted for foregone dividends. Over the performance period of the PUs, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the target performance objectives established for the award.
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
Valuation of Cash-Based Awards
Cash-based awards consist of long-term incentive units (“LTI Units”). LTI Units are classified as liability awards and remeasured at each quarter-end over the applicable vesting or performance period. In addition to LTI Units with terms and conditions that mirror those of RSUs, we also grant certain employees LTI Units with terms and conditions similar to those of PUs and MSUs.
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
Foreign Exchange Value-At-Risk
We use a Value-At-Risk (“VAR”) model to determine the estimated maximum potential one-day loss in earnings associated with our foreign exchange positions and contracts. This approach assumes that market rates or prices for foreign exchange positions and contracts are normally distributed. VAR model estimates are made assuming normal market conditions. The model includes foreign exchange derivative instruments. Forecasted transactions, firm commitments, accounts receivable and accounts payable denominated in foreign currencies, which certain of these instruments are intended to hedge, are excluded from the model.
The VAR model is a risk analysis tool and does not represent actual losses in fair value that we could incur, nor does it consider the potential effect of favorable changes in market factors.
In both 2025 and 2024, the VAR was estimated using a variance-covariance methodology. The currency correlation was based on one-year historical data obtained from one of our domestic banks. A 95% confidence level was used for a one-day time horizon.
The estimated maximum potential one-day loss in earnings for our foreign exchange positions and contracts was not significant at year-end 2025 or 2024.
Interest Rate Sensitivity
An assumed 29 and 44 basis point increase in interest rates affecting our variable-rate borrowings (10% of our weighted average interest rate on floating rate debt) in 2025 and 2024, respectively, would not have had a significant impact on interest expense.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Avery Dennison Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Avery Dennison Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and December 28, 2024, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition from Certain Product Revenue
As described in Notes 1 and 15 to the consolidated financial statements, revenue is recognized for an amount that reflects the consideration which is expected from the sale of products when the Company satisfies a performance obligation by transferring control of products to a customer. Management considers a number of factors in determining when control has been transferred to a customer, including the following: (i) the Company’s present right to payment; (ii) the customer’s legal title to the asset; (iii) physical possession of the asset; (iv) the customer’s significant risks and rewards of ownership of the asset; and (v) the customer’s acceptance of the asset. Control generally transfers to a customer upon shipment or delivery, depending on the specific terms of sale with the customer. The Company’s consolidated net sales were $8,855.5 million for the year ended December 31, 2025, of which a majority relates to certain product revenue in the Company’s Materials Group and Solutions Group reportable segments.
The principal consideration for our determination that performing procedures relating to revenue recognition from certain product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition from certain product revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of certain product revenue for an amount that reflects the consideration which is expected from the sale of products when the Company satisfies a performance obligation. These procedures also included, among others (i) testing certain product revenue transactions, on a sample basis, by obtaining and inspecting source documents, such as purchase orders, invoices, contracts, proof of shipment or delivery, and subsequent payment receipts; and (ii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2026
We have served as the Company’s auditor since at least 1960, which is when the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or a predecessor company.

Consolidated Balance Sheets

(Dollars in millions, except per share amount)	December 31, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$202.8	$329.1
Trade accounts receivable, less allowances of $28.1 and $29.0 at year-end 2025 and 2024, respectively	1,503.9	1,466.2
Inventories	975.8	978.1
Other current assets	307.8	305.3
Total current assets	2,990.3	3,078.7
Property, plant and equipment, net	1,607.7	1,586.7
Goodwill	2,272.5	1,976.2
Other intangibles resulting from business acquisitions, net	827.5	755.3
Deferred tax assets	125.3	110.0
Other assets	978.4	897.3
Total assets	$8,801.7	$8,404.2

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$522.9	$592.3
Accounts payable	1,261.7	1,340.7
Accrued payroll and employee benefits	232.7	288.9
Accrued trade rebates	169.8	157.9
Income taxes payable	86.1	74.7
Other current liabilities	380.4	408.1
Total current liabilities	2,653.6	2,862.6
Long-term debt and finance leases	3,210.0	2,559.9
Long-term retirement benefits and other liabilities	432.0	434.6
Deferred tax liabilities and income taxes payable	264.0	234.8
Commitments and contingencies (see Notes 7 and 8)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at year-end 2025 and 2024; issued – 124,126,624 shares at year-end 2025 and 2024; outstanding – 76,877,487 and 79,800,396 shares at year-end 2025 and 2024, respectively	124.1	124.1
Capital in excess of par value	834.3	840.6
Retained earnings	5,597.5	5,151.2
Treasury stock at cost, 47,249,137 and 44,326,228 shares at year-end 2025 and 2024, respectively	(3,904.1)	(3,347.5)
Accumulated other comprehensive loss	(409.7)	(456.1)
Total shareholders’ equity	2,242.1	2,312.3
Total liabilities and shareholders' equity	$8,801.7	$8,404.2
See Notes to Consolidated Financial Statements

Consolidated Statements of Income

(In millions, except per share amounts)	2025	2024	2023
Net sales	$8,855.5	$8,755.7	$8,364.3
Cost of products sold	6,309.2	6,225.0	6,086.8
Gross profit	2,546.3	2,530.7	2,277.5
Marketing, general and administrative expense	1,422.5	1,415.3	1,313.7
Other expense (income), net	77.5	71.6	180.9
Interest expense	135.4	117.0	119.0
Other non-operating expense (income), net	(14.2)	(26.7)	(30.8)
Income before taxes	925.1	953.5	694.7
Provision for income taxes	237.1	248.6	191.7
Net income	$688.0	$704.9	$503.0

Per share amounts:
Net income per common share	$8.81	$8.77	$6.23
Net income per common share, assuming dilution	$8.79	$8.73	$6.20

Weighted average number of shares outstanding:
Common shares	78.1	80.4	80.7
Common shares, assuming dilution	78.3	80.7	81.1
See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

(In millions)	2025	2024	2023
Net income	$688.0	$704.9	$503.0
Other comprehensive income (loss), net of tax:
Foreign currency translation:
Translation gain (loss)	16.5	(46.9)	(14.6)
Pension and other postretirement benefits:
Net gain (loss) recognized from actuarial gain/loss and prior service cost/credit	26.7	(1.3)	(25.2)
Reclassifications to net income	2.1	.8	(1.0)
Cash flow hedges:
Gain (loss) recognized on cash flow hedges	1.9	(5.4)	(7.0)
Reclassifications to net income	2.8	2.8	3.7
Fair value hedges:
Changes in excluded components of fair value hedges	(3.6)	2.0	—
Other comprehensive income (loss), net of tax	46.4	(48.0)	(44.1)
Total comprehensive income, net of tax	$734.4	$656.9	$458.9
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

(Dollars in millions, except per share amounts)	Common stock, $1 par value	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total
Balance as of December 31, 2022	$124.1	$879.3	$4,414.6	$(3,021.8)	$(364.0)	$2,032.2
Net income	—	—	503.0	—	—	503.0
Other comprehensive income (loss), net of tax	—	—	—	—	(44.1)	(44.1)
Repurchase of 780,721 shares for treasury	—	—	—	(137.5)	—	(137.5)
Issuance of 297,885 shares under stock-based compensation plans	—	(24.8)	8.9	16.5	—	.6
Contribution of 168,404 shares to 401(k) plan	—	—	22.0	8.4	—	30.4
Dividends of $3.18 per share	—	—	(256.7)	—	—	(256.7)
Balance as of December 30, 2023	$124.1	$854.5	$4,691.8	$(3,134.4)	$(408.1)	$2,127.9
Net income	—	—	704.9	—	—	704.9
Other comprehensive income (loss), net of tax	—	—	—	—	(48.0)	(48.0)
Repurchase of 1,184,780 shares for treasury	—	—	—	(247.5)	—	(247.5)
Issuance of 340,048 shares under stock-based compensation plans	—	(13.9)	7.7	26.8	—	20.6
Contribution of 149,543 shares to 401(k) plan	—	—	24.3	7.6	—	31.9
Dividends of $3.45 per share	—	—	(277.5)	—	—	(277.5)
Balance as of December 28, 2024	$124.1	$840.6	$5,151.2	$(3,347.5)	$(456.1)	$2,312.3
Cumulative-effect adjustment upon adoption of accounting standard update(1)	—	—	10.2	—	—	10.2
Net income	—	—	688.0	—	—	688.0
Other comprehensive income (loss), net of tax	—	—	—	—	46.4	46.4
Repurchase of 3,236,106 shares for treasury	—	—	—	(575.6)	—	(575.6)
Issuance of 119,495 shares under stock-based compensation plans	—	(6.3)	13.2	8.4	—	15.3
Contribution of 193,703 shares to 401(k) plan	—	—	23.3	10.6	—	33.9
Dividends of $3.70 per share	—	—	(288.4)	—	—	(288.4)
Balance as of December 31, 2025	$124.1	$834.3	$5,597.5	$(3,904.1)	$(409.7)	$2,242.1
(1) In the first quarter of 2025, we adopted accounting guidance that requires crypto assets to be measured at fair value, which resulted in an adjustment to reflect the difference between the carrying value of our holdings in crypto assets and their fair value as of the beginning of 2025. Crypto assets were not material to the Consolidated Financial Statements.
See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)	2025	2024	2023
Operating Activities
Net income	$688.0	$704.9	$503.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206.4	197.1	187.4
Amortization	121.8	115.1	111.0
Provision for credit losses and sales returns	51.2	47.4	49.9
Stock-based compensation	27.9	28.7	22.3
Deferred taxes and other non-cash taxes	(19.9)	(18.5)	(24.4)
Other non-cash expense and loss (income and gain), net	48.8	67.2	37.1
Changes in assets and liabilities and other adjustments:
Trade accounts receivable	44.0	(107.3)	(16.7)
Inventories	53.2	(90.7)	111.7
Accounts payable	(144.4)	106.7	(87.6)
Taxes on income	(5.1)	40.2	(18.7)
Other assets	3.8	(48.0)	37.7
Other liabilities	(194.3)	(104.0)	(86.7)
Net cash provided by operating activities	881.4	938.8	826.0

Investing Activities
Purchases of property, plant and equipment	(169.0)	(208.8)	(265.3)
Purchases of software and other deferred charges	(31.4)	(31.0)	(19.8)
Proceeds from company-owned life insurance policies	—	—	48.1
Purchases of Argentine Blue Chip Swap securities	—	(34.2)	—
Proceeds from sales of Argentine Blue Chip Swap securities	—	24.0	—
Proceeds from sales of property, plant and equipment	22.6	.6	1.0
Proceeds from insurance and sales (purchases) of investments, net	3.5	10.1	1.9
Proceeds from settlement of net investment hedges	6.2	—	—
Payment for settlement of net investment hedges	(26.1)	—	—
Payments for acquisitions, net of cash acquired, and venture investments	(401.8)	(3.8)	(224.9)
Net cash used in investing activities	(596.0)	(243.1)	(459.0)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	422.5	(269.0)	(36.6)
Additional long-term borrowings	576.5	539.2	394.9
Repayments of long-term debt and finance leases	(559.4)	(308.1)	(255.9)
Dividends paid	(288.4)	(277.5)	(256.7)
Share repurchases	(572.3)	(247.5)	(137.5)
Net (tax withholding) proceeds related to stock-based compensation	(12.8)	(8.4)	(23.8)
Proceeds from settlement of fair value hedges	32.8	—	—
Payments for settlement of fair value hedges	(13.5)	—	—
Other	(.3)	(4.8)	(1.6)
Net cash used in financing activities	(414.9)	(576.1)	(317.2)
Effect of foreign currency translation on cash balances	3.2	(5.5)	(2.0)
Increase (decrease) in cash and cash equivalents	(126.3)	114.1	47.8
Cash and cash equivalents, beginning of year	329.1	215.0	167.2
Cash and cash equivalents, end of year	$202.8	$329.1	$215.0
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We are a global leader in materials science and digital identification solutions. We are Making PossibleTM products and solutions that help advance the industries we serve, providing branding and information solutions that optimize labor and supply chain efficiency, reduce waste and mitigate loss, advance sustainability, circularity and transparency, and better connect brands and consumers. We design and develop labeling and functional materials, radio-frequency identification ("RFID") inlays and tags, software applications that connect the physical and digital, and offerings that enhance branded packaging and carry or display information that improves the customer experience. We serve an array of industries worldwide, including home and personal care, apparel, general retail, e-commerce, logistics, food and grocery, pharmaceuticals and automotive.
Principles of Consolidation
Our Consolidated Financial Statements include the accounts of majority-owned and controlled subsidiaries. Intercompany accounts, transactions and profits are eliminated in consolidation.
Fiscal Year
In January 2025, the Audit Committee of our Board of Directors approved a change to our previous 52- or 53-week fiscal year generally ending on the Saturday closest to December 31 to a fiscal year coincident with the calendar year. Our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025, which resulted in four extra days compared to prior years; fiscal years 2026 and beyond will be coincident with the calendar year beginning on January 1 and ending on December 31.
Our 2024 and 2023 fiscal years consisted of 52-week periods ending December 28, 2024 and December 30, 2023, respectively.
Accounting Guidance Updates
Crypto Assets
In the first quarter of 2025, we adopted guidance related to the accounting for and disclosure of crypto assets that requires crypto assets to be measured at fair value, which resulted in an adjustment to reflect the difference between the carrying value of our crypto assets and their fair value as of the beginning of 2025. The impact of our adoption of this guidance was not material to our financial statements or disclosures.
Income Taxes
In the fourth quarter of 2025, we prospectively adopted guidance that requires additional disclosures in the income tax rate reconciliation and income taxes paid. See Note 14, “Taxes Based on Income,” for more information.
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
Property, Plant and Equipment
We generally compute depreciation using the straight-line method over the estimated useful lives of the respective assets, ranging from ten to 45 years for buildings and improvements and three to 15 years for machinery and equipment. Leasehold improvements are depreciated over the shorter of the asset's useful life and the associated lease term. We expense maintenance and repair costs as incurred; we capitalize renewals and improvements. Upon the sale or retirement of assets, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in net income.
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
Venture Investments
We primarily invest in privately held companies and utilize the measurement alternative for venture investments that do not have readily determinable fair values, measuring them at cost less impairment plus or minus observable price changes in an orderly transaction. Venture investments that are publicly traded companies are recorded at fair value using Level 1 inputs. The carrying value of our venture investments is included in “Other assets” in the Consolidated Balance Sheets.
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
We perform an annual impairment test of goodwill during the fourth quarter and, as necessary, if changes in facts and circumstances that indicate the fair value of a reporting unit may be less than its carrying value. Factors that may cause us to perform an impairment test outside of our annual assessment include significant underperformance of a business relative to expected operating results, significant adverse economic or industry trends, significant decline in our market capitalization for an extended period of time relative to net book value, or our decision to divest a portion of a reporting unit. In performing impairment tests, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. A quantitative assessment primarily uses the present value (discounted cash flow) method to determine the fair value of reporting units with goodwill.
We compare the fair value of each reporting unit to its carrying amount, and, to the extent the carrying amount exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
In consultation with outside specialists, we estimate the fair value of our reporting units using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including a reporting unit's forecasted sales, profit margins and growth rates, as well as discount rates. Our assumptions about discount rates are based on the weighted average cost of capital of comparable companies. Our assumptions about sales, profit margins and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows, and marketplace data. We also make assumptions for varying perpetual growth rates for periods beyond our long-term business plan period. We base our fair value estimates on projected financial information and assumptions that we believe are reasonable. However, actual future results may differ materially from these estimates and projections. The valuation methodology we use to estimate the fair value of reporting units requires inputs and assumptions that reflect current market conditions, as well as the impact of planned business and operational strategies that require management judgment. The estimated fair value could increase or decrease depending on changes in the inputs and assumptions.
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
Financial Instruments
We enter into foreign currency exchange derivative instruments to reduce our risk from exchange rate fluctuations associated with receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. From time to time, we enter into interest rate contracts to help manage our exposure to certain interest rate fluctuations. We also enter into futures contracts to hedge certain price fluctuations for a portion of our anticipated domestic purchases of natural gas. The maximum length of time for which we hedge our exposure to the variability in future cash flows is 36 months for forecasted foreign currency exchange and commodity transactions and ten years for cross-currency swap transactions.

On the date we enter into a derivative instrument, we determine whether the it will be designated as a hedge. Other derivative instruments not designated as hedges are recorded at fair value, with changes in fair value recognized in earnings. Our policy is not to purchase or hold any foreign currency, interest rate or commodity contracts for trading purposes.
All derivative instruments are accounted for at fair value and recognized as assets or liabilities in the Consolidated Balance Sheets. Accounting for the gain or loss resulting from changes in the fair value of a derivative instrument depends on whether it has been designated as part of a hedging relationship and is highly effective, as well as the nature of the hedging activity. We formally document all relationships between derivative instruments accounted for as designated hedges, the hedged item, the method for assessing effectiveness and the treatment of excluded components. These financial instruments can be designated as:
•Fair value hedges - Hedges of the change in the fair value of a recognized asset or liability. The gain or loss from the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in income during the period of the change in fair value. Hedge effectiveness is based on the spot method and expected to be perfectly effective. Excluded components are not included in the effectiveness assessment, recognized in a systematic and rational method over the term of the contracts and recorded to the same income statement line as the item being hedged.
•Cash flow hedges - Hedges to reduce the variability of future expected cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the entire gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive loss” and reclassified into earnings in the same period(s) during which the hedged transaction impacts earnings. Gains and losses on these derivative instruments, representing hedge components excluded from the assessment of effectiveness, are recognized in current earnings.
•Net investment hedges - Hedges of the currency exposure related to a net investment in a foreign operation. The gain or loss from the derivative instrument is recognized as foreign currency translation in "Accumulated other comprehensive loss" until the hedged net investment is either sold or substantially liquidated. Hedge effectiveness is based on the spot method, with no ineffectiveness expected over the duration of the hedging relationship. Excluded components are not included in the effectiveness assessment, recorded in a systematic and rational basis over the term of the contracts and recorded to “Marketing, general and administrative expense” in the Consolidated Statements of Income.
We assess, both at the inception of any hedge and on an ongoing basis, whether our hedges are highly effective. If we determine that a hedge is not highly effective, we prospectively discontinue hedge accounting. For cash flow hedges, we record gains and losses as components of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings. In the event that the anticipated transaction is no longer highly probable to occur, we recognize the change in fair value of the hedging instrument in current period earnings. We recognize changes in fair value hedges in current period earnings. We also recognize changes in the fair value of underlying hedged items (such as recognized assets or liabilities) in current period earnings and offset the changes in the fair value of the derivative instrument.
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

Revenue Recognition
Substantially all of our revenue is derived from the sale of products. Our Materials Group reportable segment sells pressure-sensitive label materials (including label materials with RFID inlays), films for graphic and reflective products, performance tapes and other adhesive products for industrial, medical and other applications, as well as fastener solutions. Our Solutions Group reportable segment sells a wide variety of branding and information solutions-oriented products, such as tickets, tags, labels (including RFID inlays), as well as related equipment, services and supplies. We recognize revenue in an amount that reflects the consideration which we expect from the sale of our products when we satisfy a performance obligation by transferring control of our products to a customer. We consider a number of factors in determining when we have transferred control to a customer, including the following: (i) our present right to payment; (ii) the customer’s legal title to the asset; (iii) physical possession of the asset; (iv) the customer’s significant risks and rewards of ownership of the asset; and (v) the customer’s acceptance of the asset. Generally, there are no substantive differences in revenue recognition considerations among our various products. Control generally transfers to a customer upon shipment or delivery, depending on the specific terms of sale with the customer.
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
We exclude sales, value-added and other taxes we collect from customers from sales. We account for shipping and handling activities after control of a product is transferred to a customer as fulfillment costs and not as separate performance obligations. As a practical expedient, we have elected not to disclose the value of unsatisfied performance obligations for contracts with an expected length of less than one year. We expense sales commissions when incurred because their expected amortization period is one year or less. We record these costs in “Marketing, general and administrative expense” in the Consolidated Statements of Income.
Research and Development
Research and development costs are related to research, design and testing of new products and applications, which we expense as incurred.
Long-Term Incentive Compensation
No long-term incentive compensation expense was capitalized in 2025, 2024 or 2023.
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
We estimate the fair value of stock options as of the grant date using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term.
We determine the fair value of RSUs and the component of PUs that is subject to the achievement of a performance objective using a financial performance condition based on the fair market value of our common stock as of the grant date, adjusted for foregone dividends. Over the performance period of the PUs, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward from the target shares based on the probability of the performance objectives established for the award being achieved.
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
Valuation of Cash-Based Awards
Cash-based awards consist of long-term incentive units (“LTI Units”). We classify LTI Units as liability awards and remeasure them at each quarter-end over the applicable vesting or performance period. In addition to LTI Units with terms and conditions that mirror those of RSUs, we also grant certain employees LTI Units with terms and conditions that mirror those of PUs and MSUs.
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
Recent Accounting Requirements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued guidance changing the capitalization criteria for internal-use software, eliminating references to project stages and requiring that projects meet completion probability before costs can be capitalized. This guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this guidance on our consolidated financial statements.
In November 2024, the FASB issued guidance expanding the disclosure requirements for certain expenses in notes to consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact of adopting this guidance on our consolidated financial statement disclosures.
NOTE 2. BUSINESS ACQUISITIONS
2025 Business Acquisition
On October 20, 2025, we completed our business acquisition of W.F. Taylor Holdings, Inc. ("Taylor Adhesives"), a Georgia-based flooring adhesives business, for the purchase price of approximately $390 million. This acquisition expanded the high-value category portfolio in our Materials Group reportable segment.
We funded the Taylor Adhesives acquisition using cash and proceeds from our issuance of senior notes in September 2025.
The final allocations of purchase consideration to assets and liabilities are ongoing as we continue to evaluate certain balances, estimates and assumptions during the measurement period (up to one year from the acquisition date). Our valuation of certain acquired assets and liabilities is currently pending finalization within the allowable time to complete our assessment.
The Taylor Adhesives acquisition was not material to the Consolidated Financial Statements.

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
NOTE 3. GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS
Goodwill
Results from our annual goodwill impairment test in the fourth quarter of 2025 indicated that no impairment occurred during 2025. The assumptions used in our assessment were primarily based on Level 3 inputs.
Changes in the net carrying amount of goodwill for 2025 and 2024 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 30, 2023	$630.7	$1,382.9	$2,013.6
Acquisition adjustments(1)	—	(2.7)	(2.7)
Translation adjustments	(24.6)	(10.1)	(34.7)
Goodwill as of December 28, 2024	606.1	1,370.1	1,976.2
Acquisition(2)	237.6	—	237.6
Translation adjustments	42.3	16.4	58.7
Goodwill as of December 31, 2025	$886.0	$1,386.5	$2,272.5
(1) Measurement period adjustments related to the finalization of the purchase price allocation for our 2023 Acquisitions.
(2) Goodwill acquired related to our 2025 acquisition of Taylor Adhesives. We expect nearly all of the recognized goodwill related to this acquisition not to be deductible for income tax purposes.
The carrying amounts of goodwill at December 31, 2025 and December 28, 2024 were net of accumulated impairment losses of approximately $820 million recognized in fiscal year 2009 by our Solutions Group reportable segment.
Indefinite-Lived Intangible Assets
In connection with our acquisition of Taylor Adhesives, we acquired $18.7 million of identifiable indefinite lived intangible assets, consisting of trade names and trademarks. We utilized the income approach to estimate the fair values of intangible assets, primarily using Level 3 inputs. We applied significant judgment in determining the fair value of intangible assets, which included our estimates and assumptions with respect to the estimated future revenue and related profit margins, royalty rates, discount rates and economic lives assigned to the acquired intangible assets.
Results from our annual indefinite-lived intangible assets impairment test in the fourth quarter indicated that no impairment occurred during 2025. The carrying value of indefinite-lived intangible assets resulting from business acquisitions, consisting of trade names and trademarks, was $174.8 million and $154.5 million at December 31, 2025 and December 28, 2024, respectively.

Finite-Lived Intangible Assets
In connection with our acquisition of Taylor Adhesives, we acquired $139.6 million of identifiable finite-lived intangible assets, which consisted of customer relationships and developed technology. We utilized the income approach to estimate the fair value of acquired identifiable intangibles, primarily using Level 3 inputs. We applied significant judgment in determining the fair value of intangible assets, which included our estimates and assumptions with respect to estimated future revenue and related profit margins, customer retention rates, technology migration curves, royalty rates, discount rates and economic lives assigned to the acquired intangible assets.
The table below summarizes the amounts and useful lives of the intangible assets associated with our acquisition of Taylor Adhesives as of the acquisition date.

	Amount (in millions)	Amortization period (in years)
Customer relationships	$112.5	9
Developed technology	27.1	8
Refer to Note 2, “Business Acquisitions,” for more information.
The table below sets forth our finite-lived intangible assets resulting from business acquisitions at December 31, 2025 and December 28, 2024, which continue to be amortized.

	2025			2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,040.8	$509.5	$531.3	$916.0	$438.5	$477.5
Patented and other developed technology	305.0	187.2	117.8	275.2	156.8	118.4
Trade names and trademarks	17.5	14.0	3.5	17.1	12.8	4.3
Other intangibles	3.3	3.2	.1	3.2	2.6	.6
Total	$1,366.6	$713.9	$652.7	$1,211.5	$610.7	$600.8
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $92.8 million for 2025, $89.4 million for 2024 and $86.3 million for 2023.
We expect estimated amortization expense for finite-lived intangible assets resulting from business acquisitions for each of the next five fiscal years and thereafter to be as follows:

(In millions)	Estimated Amortization Expense
2026	$102.0
2027	101.7
2028	93.6
2029	78.4
2030	76.5
2031 and thereafter	200.5

NOTE 4. DEBT
Short-Term Borrowings
We had $101.5 million in outstanding borrowings from U.S. commercial paper as of December 31, 2025 with a weighted average interest rate of 3.93% and no outstanding borrowings from U.S. commercial paper as of December 28, 2024.
We have a Euro-Commercial Paper Program under which we may issue unsecured commercial paper notes up to a maximum aggregate amount outstanding of $500 million. Proceeds from issuances under this program may be used for general corporate purposes. The maturities of the notes vary, but may not exceed 364 days from the date of issuance. Our payment obligations with respect to any notes issued under this program are backed by our revolving credit facility (the “Revolver”). There are no financial covenants under this program. Under this program, we had a $415.5 million outstanding balance as of December 31, 2025 with a weighted average interest rate of 2.19% and no outstanding balance as of December 28, 2024.
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
No balance was outstanding under the Revolver as of December 31, 2025 or December 28, 2024. Commitment fees associated with revolving credit facilities in 2025, 2024 and 2023 were $1.3 million, $1.5 million and $1.2 million, respectively.
In addition to the Revolver, we have short-term lines of credit available in various countries of approximately $222 million in the aggregate at December 31, 2025. These lines may be cancelled at any time by us or the issuing banks. Borrowings under our short-term lines of credit were not material as of December 31, 2025 or December 28, 2024.
From time to time, we provide guarantees on certain arrangements with banks. Our exposure to these guarantees is not material.
Long-Term Borrowings
In September 2025, we issued €500 million of senior notes, due September 11, 2035, which bear an interest rate of 4.000% per year, payable annually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were approximately €494 million ($577 million), which we used in part to finance the Taylor Adhesives acquisition and repay existing indebtedness under our commercial paper program. Refer to Note 2, “Business Acquisitions,” to the Consolidated Financial Statements for more information regarding our acquisition of Taylor Adhesives.
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
In November 2024, we issued €500 million of senior notes, due November 4, 2034, which bear an interest rate of 3.750% per year, payable annually in arrears. Our net proceeds from this issuance, after deducting underwriting discounts and offering expenses, were approximately €495 million ($539 million), which we used to repay our €500 million of senior notes maturing in March 2025 and for general corporate purposes.
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
Our long-term debt, and related interest rates, at year-end 2025 and 2024 is shown below.

(In millions)	2025	2024
Long-term debt
Medium-term notes:
Series 1995 due 2025	$—	$30.0
Long-term notes:
Senior notes due 2025 at 1.250%(1)	—	521.1
Senior notes due 2028 at 4.875%	498.0	497.4
Senior notes due 2030 at 2.650%	497.4	496.7
Senior notes due 2032 at 2.250%	496.3	495.7
Senior notes due 2033 at 6.000%	149.4	149.3
Senior notes due 2033 at 5.750%	396.3	395.8
Senior notes due 2034 at 3.750%(1)	582.0	515.9
Senior notes due 2035 at 4.000%(1)	579.6	—
Less amount classified as current	—	(551.1)
Total long-term debt(2)	$3,199.0	$2,550.8
(1) These senior notes are euro-denominated, each with a face value of €500 million.
(2) Included unamortized debt issuance costs and debt discounts of $14.6 million and $10.2 million, respectively, as of year-end 2025 and $12.6 million and $7.9 million, respectively, as of year-end 2024.
At year-end 2024, our medium-term notes had accrued interest at a weighted average fixed rate of 7.5%.
We expect maturities of our long-term debt for each of the next five fiscal years and thereafter to be as follows:

Year	(In millions)
2026	$—
2027	—
2028	500.0
2029	—
2030	500.0
2031 and thereafter	2,223.8
Refer to Note 7, “Commitments and Leases,” for information related to finance leases.
Other
The Revolver contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents in excess of $50 million to a certain measure of income. As of December 31, 2025 and December 28, 2024, we were in compliance with this financial covenant.
Our total interest costs in 2025, 2024 and 2023 were $138.3 million, $124.0 million and $126.5 million, respectively, of which $2.9 million, $7.0 million and $7.5 million, respectively, was capitalized as part of the cost of property, plant and equipment, capitalized software and capitalized implementation costs associated with cloud computing arrangements.
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which includes commercial paper issuances and short-term lines of credit, approximates their carrying value given their short duration. The fair value of our total debt was $3.67 billion at December 31, 2025 and $3.01 billion at December 28, 2024. Fair value amounts were determined based primarily on Level 2 inputs. Refer to Note 1, “Summary of Significant Accounting Policies,” for more information.

NOTE 5. FINANCIAL INSTRUMENTS
We use various derivative instruments to manage risks in foreign currency exchange rates, commodity prices and interest rates. We recognize derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets.
Fair Value Hedges
We enter into foreign currency forward contracts to hedge our euro-denominated debt to offset changes in the fair value of the hedged item attributable to foreign currency risk. As of December 31, 2025, the foreign currency forward contracts hedging our €500 million of senior notes due in the third quarter of 2035 and our €500 million of senior notes due in the fourth quarter of 2034 mature in September 2026 and December 2026, respectively.
Cash Flow Hedges
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
During 2025 and 2024, we entered into interest rate forward-starting swap contracts that we designated as cash flow hedges that were terminated upon the issuance of our €500 million of senior notes due in the third quarter of 2035 and our €500 million of senior notes due in the fourth quarter of 2034. The resulting gains and losses will be amortized to interest expense over the term of the hedged fixed-rate interest payments.
Net Investment Hedges
We enter into foreign currency contracts and zero-cost collars, which are combined as net investment hedges for accounting purposes. The net investment hedges minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and bought call strike rates of the contracts. As of December 31, 2025, the notional value of these hedges totaled €1.0 billion, consisting of two €500 million tranches that mature in September 2026 and December 2026.
Other Derivative Instruments
Our outstanding foreign currency exchange contracts as of December 31, 2025 were recorded in various currencies, primarily the U.S. dollar, Canadian dollar, euro, Chinese renminbi, British pound sterling and Hong Kong dollar. We enter into foreign currency exchange contracts to reduce the risk from foreign currency exchange rate fluctuations associated with our receivables, payables, loans and firm commitments denominated in certain foreign currencies that arise primarily as a result of our operations outside the U.S. For other derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings.

Derivative Instrument Financial Statement Impacts
The following table shows the fair value and balance sheet locations of our derivative instruments as of December 31, 2025 and December 28, 2024:

(In millions)	Notional Amount	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Type of Hedge
December 31, 2025
Derivatives designated as hedges:
Foreign currency forward contracts	$1,173.8	$—	$—	$—	$4.5	Fair value
Cross-currency swap contracts	250.0	—	—	—	9.9	Cash flow
Commodity contracts	1.7	—	—	.3	—	Cash flow
Foreign currency forward contracts with collars	1,173.8	—	2.6	—	—	Net investment
Total		$—	$2.6	$.3	$14.4
Derivatives not designated as hedges:
Foreign currency exchange contracts	$1,467.5	$4.2	$—	$3.4	$—

December 28, 2024
Derivatives designated as hedges:
Foreign currency forward contracts	$958.9	$.2	$—	$36.7	$—	Fair value
Cross-currency swap contracts	250.0	—	10.9	—	—	Cash flow
Commodity contracts	2.9	.4	—	.4	—	Cash flow
Foreign currency forward contracts with collars	958.9	17.8	—	.2	—	Net investment
Total		$18.4	$10.9	$37.3	$—
Derivatives not designated as hedges:
Foreign currency exchange contracts	$1,741.8	$11.9	$—	$4.2	$—
The following tables show the components of the net gains (losses) recognized in income related to derivative instruments designated as fair value hedges:

(In millions)	2025	2024	2023
Gain (loss) on derivatives designated as fair value hedges:
Foreign currency forward contracts - Marketing, general and administrative expense	$70.2	$(36.4)	$—
The impact of the hedged items associated with the derivative instrument in the table above are recorded to the same income statement line as the derivative instrument. The net gains (losses) recognized in income related to our cross-currency swap contracts and commodity contracts were not material in 2025, 2024 or 2023.
The loss recognized in translation for net investment hedges was approximately $49 million for the year ended December 31, 2025. The gain recognized in translation for net investment hedges was approximately $15 million for the year ended December 28, 2024.
The following table shows the components of the net gains (losses) recognized in income related to the derivative instruments not designated as hedges:

(In millions)	Statements of Income Location	2025	2024	2023
Foreign currency exchange contracts	Cost of products sold	$(.9)	$3.2	$3.4
Foreign currency exchange contracts	Marketing, general and administrative expense	1.9	(15.2)	5.5
		$1.0	$(12.0)	$8.9

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
Plan Assets
Assets in our non-U.S. plans are invested in accordance with locally accepted practices and primarily include equity securities, fixed income securities, insurance contracts and cash. Asset allocations and investments vary by country and plan. Our target plan asset investment allocation for our non-U.S. plans in the aggregate is approximately 26% in equity securities, 58% in fixed income securities and cash, and 16% in insurance contracts and other investments, subject to periodic fluctuations among these asset classes.
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

The following table sets forth, by level within the fair value hierarchy (as applicable), non-U.S. plan assets at fair value:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
2025
Cash	$1.6	$1.6	$—	$—
Insurance contracts	52.6	—	—	52.6
Pooled funds – real estate investment trusts	4.2	—	—	4.2
Pooled funds – fixed income securities(1)	412.4
Pooled funds – equity securities(1)	198.6
Pooled funds – other investments(1)	63.1
Total non-U.S. plan assets at fair value	$732.5
2024
Cash	$2.1	$2.1	$—	$—
Insurance contracts	39.0	—	—	39.0
Pooled funds – real estate investment trusts	5.3	—	—	5.3
Pooled funds – fixed income securities(1)	381.0
Pooled funds – equity securities(1)	174.2
Pooled funds – other investments(1)	57.9
Total non-U.S. plan assets at fair value	$659.5
(1) Pooled funds that are measured at fair value using the NAV per unit (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table reconcile to total non-U.S. plan assets.
The following table presents a reconciliation of Level 3 non-U.S. plan asset activity during 2025 and 2024:

	Level 3 Assets
(In millions)	Insurance Contracts	Pooled Funds – Real Estate Investment Trusts	Total
Balance at December 30, 2023	$42.6	$6.4	$49.0
Net realized and unrealized gain (loss)	1.1	(1.0)	.1
Purchases	3.7	—	3.7
Settlements	(5.8)	—	(5.8)
Impact of changes in foreign currency exchange rates	(2.6)	(.1)	(2.7)
Balance at December 28, 2024	39.0	5.3	44.3
Net realized and unrealized gain (loss)	1.2	(1.5)	(.3)
Purchases	5.5	—	5.5
Settlements	(2.6)	—	(2.6)
Transfer	4.4	—	4.4
Impact of changes in foreign currency exchange rates	5.1	.4	5.5
Balance at December 31, 2025	$52.6	$4.2	$56.8

Plan Assumptions
Discount Rate
In consultation with our actuaries, we annually review and determine the discount rates used to value our pension and other postretirement obligations. The assumed discount rate for each pension plan reflects market rates for currently available high quality corporate bonds. Our discount rate is determined by evaluating yield curves consisting of large populations of high quality corporate bonds. The projected pension benefit payment streams are then matched with bond portfolios to determine a rate that reflects the liability duration unique to our plans.
We use the full-yield curve approach to estimate the service and interest cost components of net periodic benefit cost for our pension and other postretirement benefit plans. Under this approach, we apply multiple discount rates from a yield curve composed of the rates of return on several hundred high-quality, fixed income corporate bonds available at the measurement date. We believe that this approach provides a more precise measurement of service and interest cost by aligning the timing of a plan’s liability cash flows to its corresponding rates on the yield curve.
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
Measurement Date
When applicable, we measure the actuarial value of our benefit obligations and plan assets using the calendar month-end closest to our fiscal year-end and adjust for any contributions or other significant events between the measurement date and our fiscal year-end.
Plan Balance Sheet Reconciliations
The following table provides a reconciliation of benefit obligations, plan assets, funded status of the plans and accumulated other comprehensive loss for our non-U.S. defined benefit plans:
Plan Benefit Obligations

	Pension Benefits
(In millions)	2025	2024
Change in projected benefit obligations
Projected benefit obligations at beginning of year	$664.4	$679.9
Service cost	14.7	13.8
Interest cost	26.2	24.1
Participant contributions	5.1	4.7
Amendments	1.4	5.1
Actuarial (gain) loss	(82.2)	2.8
Transfer	4.1	—
Benefits paid	(27.2)	(24.5)
Settlements	—	(6.0)
Foreign currency translation	73.7	(35.5)
Projected benefit obligations at end of year	$680.2	$664.4
Accumulated benefit obligations at end of year	$629.4	$608.0
The actuarial gain we recorded in 2025 was primarily due to higher discount rates used to measure our projected benefit obligations at the end of the year.

Plan Assets

	Pension Benefits
(In millions)	2025	2024
Change in plan assets
Plan assets at beginning of year	$659.5	$663.2
Actual return on plan assets	(4.8)	41.6
Transfer	4.4	—
Employer contributions	19.2	15.5
Participant contributions	5.1	4.7
Benefits paid	(27.2)	(24.5)
Settlements	—	(6.0)
Foreign currency translation	76.3	(35.0)
Plan assets at end of year	$732.5	$659.5
Funded Status

	Pension Benefits
(In millions)	2025	2024
Funded status of the plans
Other assets	$138.7	$84.7
Other accrued liabilities	(4.4)	(3.2)
Long-term retirement benefits and other liabilities	(82.0)	(86.4)
Plan assets more (less) than benefit obligations	$52.3	$(4.9)

	Pension Benefits
	2025	2024
Weighted average assumptions used to determine year-end benefit obligations
Discount rate	4.57%	3.95%
Compensation rate increase	2.68	2.80
For non-U.S. plans, the projected benefit obligations and fair values of plan assets for pension plans with projected benefit obligations in excess of plan assets were approximately $268 million and $181 million, respectively, at year-end 2025 and approximately $245 million and $156 million, respectively, at year-end 2024.
For non-U.S. plans, the accumulated benefit obligations and fair values of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were approximately $227 million and $152 million, respectively, at year-end 2025 and approximately $230 million and $151 million, respectively, at year-end 2024.
Accumulated Other Comprehensive Loss
The pre-tax amounts related to our non-U.S. defined benefit plans recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets are detailed below:

	Pension Benefits
(In millions)	2025	2024
Net actuarial loss	$31.2	$69.4
Prior service cost	3.7	2.3
Net amount recognized in accumulated other comprehensive loss	$34.9	$71.7

The following table shows the pre-tax amounts recognized in “Other comprehensive loss (income)”:

	Pension Benefits
(In millions)	2025	2024	2023
Net actuarial (gain) loss	$(36.8)	$(3.4)	$32.6
Prior service credit	1.4	5.1	(.1)
Amortization of unrecognized:
Net actuarial (gain) loss	(1.5)	(.4)	2.1
Prior service cost	.1	.5	.4
Settlements	—	.1	.1
Net amount recognized in other comprehensive loss (income)	$(36.8)	$1.9	$35.1
Plan Income Statement Reconciliations
The following table shows the components of net periodic benefit cost for our non-U.S. defined benefit plans:

	Pension Benefits
(In millions)	2025	2024	2023
Service cost	$14.7	$13.8	$10.5
Interest cost	26.2	24.1	24.7
Expected return on plan assets	(36.6)	(37.4)	(33.2)
Amortization of actuarial (gain) loss	1.5	.4	(2.1)
Amortization of prior service cost	(.1)	(.5)	(.4)
Recognized gain on settlements	—	(.1)	(.1)
Net periodic benefit cost (credit)	$5.7	$.3	$(.6)
Service cost and components of net periodic benefit cost other than service cost were included in “Marketing, general and administrative expense” and “Other non-operating expense (income), net” in the Consolidated Statements of Income, respectively.
The following table shows the weighted average assumptions used to determine net periodic cost:

	Pension Benefits
	2025	2024	2023
Discount rate	3.95%	3.78%	4.36%
Expected return on assets	4.72	5.04	4.71
Compensation rate increase	2.80	2.73	2.75
Plan Contributions
We make contributions to our defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus additional amounts, if any, we determine to be appropriate. Our expected contributions in 2026 for our non-U.S. defined benefit plans is $21.3 million.
Future Benefit Payments
The future benefit payments of our non-U.S. defined benefit plans shown below reflect the expected service periods for eligible participants.

(In millions)	Pension Benefits
2026	$34.1
2027	29.0
2028	31.6
2029	29.6
2030	31.8
2031-2035	176.2

U.S. Defined Benefit Pension Plans
Our U.S. defined benefit plans, the accrual of benefits which has been frozen, cover certain eligible employees in the U.S. Benefits payable to an employee were based primarily on years of service and the employee’s compensation during the course of his or her employment with our company. Our policy is to fund the cost of these benefits from operating cash flows. At year-end 2025, our U.S. defined pension benefit obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $41 million and $8 million, respectively. At year-end 2024, our U.S. defined pension benefit obligations and related loss recorded in “Accumulated other comprehensive loss” were approximately $45 million and $9 million, respectively. Net periodic benefit cost was not material in 2025, 2024 or 2023.
Postretirement Health Benefits
We provide postretirement health benefits to certain of our retired U.S. employees up to the age of 65 under a cost-sharing arrangement and provide supplemental Medicare benefits to certain of our U.S. retirees over the age of 65. Our postretirement health benefit plan was closed to new participants retiring after December 31, 2021. Our policy is to fund the cost of these postretirement benefits from operating cash flows. While we do not intend to terminate these postretirement health benefits, we may do so at any time, subject to applicable laws and regulations. At year-end 2025, our postretirement health benefits obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $2 million and $9 million, respectively. At year-end 2024, our postretirement health benefits obligation and related loss recorded in “Accumulated other comprehensive loss” were approximately $2 million and $9 million, respectively. Net periodic benefit cost was not material in 2025, 2024 or 2023.
Defined Contribution Plans
We sponsor various defined contribution plans worldwide, the largest of which is the Avery Dennison Corporation Employee Savings Plan (“Savings Plan”), a 401(k) plan for our U.S. employees.
We recognized expense of $34.0 million, $31.9 million and $30.3 million in 2025, 2024 and 2023, respectively, related to our employer contributions and employer match of participant contributions to the Savings Plan.
Other Retirement Plans
We have deferred compensation plans and programs that permit eligible employees to defer a portion of their compensation. The compensation voluntarily deferred by the participant, together with certain employer contributions, earns specified and variable rates of return. As of year-end 2025 and 2024, we had accrued $99.8 million and $99.0 million, respectively, for our obligations under these plans. A portion of the interest on certain of our contributions may be forfeited by participants if their employment terminates before age 55 other than by reason of death or disability.
Our Directors Deferred Equity Compensation Program allows our non-employee directors to elect to receive their cash compensation in deferred stock units (“DSUs”) issued under our equity plan. Additionally, two legacy deferred compensation plans had DSUs that were issued under our then-active equity plans. Dividend equivalents, representing the value of dividends per share paid on shares of our common stock and calculated with reference to the number of DSUs held as of a quarterly dividend record date, are credited in the form of additional DSUs on the applicable dividend payable date. DSUs are converted into shares of our common stock, less fractional shares, and issued to a participating director upon his or her separation from our Board. DSUs in the amount of 0.03 million and 0.04 million were outstanding as of year-end 2025 and 2024, respectively, with an aggregate value of approximately $5 million and $8 million, respectively.
We hold company-owned life insurance policies, the proceeds from which are payable to us upon the death of covered participants. The cash surrender values of these policies, net of outstanding loans, which are included in “Other assets” in the Consolidated Balance Sheets, were $259.7 million and $247.4 million at year-end 2025 and 2024, respectively.

NOTE 7. COMMITMENTS AND LEASES
Supplemental cost information related to leases is shown below.

(In millions)	2025	2024	2023
Operating lease costs	$77.7	$75.1	$73.6
Lease costs related to finance leases were not material in 2025, 2024 or 2023.
Supplemental balance sheet information related to leases is shown below.

(In millions)	Balance Sheet Location	2025	2024
Assets
Operating	Other assets	$215.8	$227.5
Finance(1)	Property, plant and equipment, net	15.9	32.5
Total leased assets		$231.7	$260.0
Liabilities
Current:
Operating	Other current liabilities	$53.1	$49.6
Finance	Short-term borrowings and current portion of long-term debt and finance leases	5.2	4.3
Non-current:
Operating	Long-term retirement benefits and other liabilities	167.6	176.1
Finance	Long-term debt and finance leases	11.0	9.1
Total lease liabilities		$236.9	$239.1
(1) Finance lease assets are net of accumulated amortization of $16.0 million and $18.7 million as of year-end 2025 and 2024, respectively.
Supplemental cash flow information related to leases is shown below.

(In millions)	2025	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities	$63.8	$61.0	$55.8
Operating lease assets obtained in exchange for operating lease liabilities	47.6	93.0	92.4
Cash flows related to finance leases were not material in 2025, 2024 or 2023.
Weighted average remaining lease term and discount rate information related to leases as of December 31, 2025 and December 28, 2024 is shown below.

	2025	2024
Weighted average remaining lease term (in years):
Operating	6.5	6.7
Finance	3.6	3.6
Weighted average discount rate (percentage):
Operating	4.7%	4.6%
Finance	4.7	4.7

Operating and finance lease liabilities by maturity date from December 31, 2025 are shown below.

(In millions)	Operating Leases	Finance Leases
2026	$59.7	$6.0
2027	46.9	5.0
2028	33.6	3.3
2029	28.1	2.3
2030	22.2	1.0
2031 and thereafter	66.9	.3
Total lease payments	257.4	17.9
Less: imputed interest	(36.7)	(1.7)
Present value of lease liabilities	$220.7	$16.2
As of December 31, 2025, we had no significant operating or finance leases that had not yet commenced.
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
We were party to a patent infringement litigation filed by ADASA Inc. (“Adasa”), an unrelated third party, in 2017 regarding certain RFID products within our Solutions Group reportable segment. We recorded a contingent liability in the amount of $26.6 million related to this matter in 2021. We increased our contingent liability to $82.9 million as of December 30, 2023, reflecting our best estimate of the anticipated judgment following a July 2023 jury retrial that affirmed the patent's validity.
On April 25, 2024, we entered into a Settlement Agreement, License and Mutual Release with Adasa pursuant to which, among other things, (i) we agreed to pay $75.0 million to Adasa without any concessions or admissions of liability; (ii) Adasa agreed to grant us a worldwide, nonexclusive, nontransferable fully-paid up, and ongoing royalty-free perpetual license, without the right to sublicense, to the patents at issue in the litigation; and (iii) the parties mutually released all claims against one another. We paid the agreed-upon settlement amount to Adasa on April 26, 2024 and Adasa filed a Stipulation of Satisfaction of Judgment with the trial court on April 29, 2024. The settlement payment and adjustments to our prior contingent liability are reflected in our fiscal 2024 and 2023 consolidated financial statements.
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

As of December 31, 2025, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we negotiate with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities in 2025 and 2024 is shown below:

(In millions)	2025	2024
Balance at beginning of year	$13.0	$24.5
Charges, net of reversals	2.9	1.9
Payments	(5.9)	(13.4)
Balance at end of year	$10.0	$13.0
Approximately $2 million and $5 million of this balance was classified as short-term and included in “Other current liabilities” in the Consolidated Balance Sheets as of December 31, 2025 and December 28, 2024, respectively.
NOTE 9. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$49.1	$24.1	$25.0	$—
Derivative assets	7.2	—	7.2	—
Bank drafts	7.5	7.5	—	—
Liabilities
Derivative liabilities	$18.0	$.3	$17.7	$—
Contingent consideration liabilities	2.7	—	—	2.7

Assets and liabilities carried at fair value, measured on a recurring basis, as of December 28, 2024 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.0	$24.2	$23.8	$—
Derivative assets	41.2	.4	40.8	—
Bank drafts	5.2	5.2	—	—
Liabilities
Derivative liabilities	$41.5	$.4	$41.1	$—
Contingent consideration liabilities	4.8	—	—	4.8
Investments included fixed income securities (primarily U.S. government and corporate debt securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using NAV. As of December 31, 2025, investments of $1.1 million, $46.9 million, and $1.1 million were included in “Cash and cash equivalents,” “Other current assets,” and "Other assets," respectively, in the Consolidated Balance Sheets. As of December 28, 2024, investments of $1.5 million, $38.1 million, and $8.4 million were included in “Cash and cash equivalents,” “Other current assets,” and "Other assets," respectively, in the Consolidated Balance Sheets. Derivative instruments that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivative instruments measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months) are valued at face value due to their short-term nature and were included in “Other current assets” in the Consolidated Balance Sheets.
Contingent consideration liabilities relate to estimated earn-out payments associated with an acquisition completed in 2022, which is subject to the acquired company achieving certain post-acquisition performance targets. This liability was recorded based on the expected payments and has been classified as Level 3. Activity related to contingent consideration was immaterial in 2025 and 2024.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $58 million and $45 million as of December 31, 2025 and December 28, 2024, respectively, which was included in “Other assets” in the Consolidated Balance Sheets. We hold certain venture investments based on Level 1 inputs; the fair value of these investments was $1.1 million as of December 31, 2025, and $8.4 million as of December 28, 2024. We recognized $23.3 million and $19.2 million in net losses in 2025 and 2024, respectively, and no net gains or losses in 2023 in our venture and other investments. These net gains or losses were recorded in “Other expense (income), net” in the Consolidated Statements of Income.
NOTE 10. NET INCOME PER COMMON SHARE
Net income per common share was computed as follows:

(In millions, except per share amounts)	2025	2024	2023
(A) Net income	$688.0	$704.9	$503.0
(B) Weighted average number of common shares outstanding	78.1	80.4	80.7
Dilutive shares (additional common shares issuable under stock-based awards)	.2	.3	.4
(C) Weighted average number of common shares outstanding, assuming dilution	78.3	80.7	81.1
Net income per common share (A) ÷ (B)	$8.81	$8.77	$6.23
Net income per common share, assuming dilution (A) ÷ (C)	$8.79	$8.73	$6.20
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares in 2025, 2024 and 2023.

NOTE 11. SUPPLEMENTAL EQUITY AND COMPREHENSIVE INCOME INFORMATION
Common Stock and Share Repurchase Program
Our Amended and Restated Certificate of Incorporation, as amended, authorizes five million shares of $1 par value preferred stock (of which no shares are outstanding), with respect to which our Board may fix the series and terms of issuance, and 400 million shares of $1 par value voting common stock.
From time to time, our Board authorizes the repurchase of shares of our outstanding common stock. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes. In 2025, we repurchased approximately 3.2 million shares of our common stock at an aggregate cost of $575.6 million. In 2024, we repurchased approximately 1.2 million shares of our common stock at an aggregate cost of $247.5 million.
In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Shares of our common stock in the aggregate amount of $526.3 million remained authorized for repurchase under this Board authorization as of December 31, 2025. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
Treasury Shares Reissuance
We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for 2025 and 2024 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Fair Value Hedges	Total
Balance as of December 30, 2023	$(328.6)	$(77.5)	$(2.0)	$—	$(408.1)
Other comprehensive income (loss) before reclassifications, net of tax	(46.9)	(1.3)	(5.4)	2.0	(51.6)
Reclassifications to net income, net of tax	—	.8	2.8	—	3.6
Net current-period other comprehensive income (loss), net of tax	(46.9)	(.5)	(2.6)	2.0	(48.0)
Balance as of December 28, 2024	$(375.5)	$(78.0)	$(4.6)	$2.0	$(456.1)
Other comprehensive income (loss) before reclassifications, net of tax	16.5	26.7	1.9	(3.6)	41.5
Reclassifications to net income, net of tax	—	2.1	2.8	—	4.9
Net current-period other comprehensive income (loss), net of tax	16.5	28.8	4.7	(3.6)	46.4
Balance as of December 31, 2025	$(359.0)	$(49.2)	$.1	$(1.6)	$(409.7)
(1) Included the impact of our foreign currency forward contracts and zero-cost collars, accounted for as net investment hedges. Refer to Note 5, "Financial Instruments," to the Consolidated Financial Statements for more information.

The following table sets forth the income tax expense (benefit) allocated to each component of other comprehensive income (loss):

(In millions)	2025	2024	2023
Foreign currency translation:
Translation gain (loss)	$(4.9)	$.1	$1.2
Pension and other postretirement benefits:
Net gain (loss) recognized from actuarial gain/loss and prior service cost/credit	8.6	(.6)	(8.2)
Reclassifications to net income	.7	.4	(.3)
Cash flow hedges:
Gain (loss) recognized on cash flow hedges	.5	(1.7)	(2.2)
Reclassifications to net income	1.0	.9	1.2
Fair value hedges:
Changes in excluded components of fair value hedges	(1.1)	.6	—
Income tax expense (benefit) allocated to components of other comprehensive income (loss)	$4.8	$(.3)	$(8.3)
NOTE 12. LONG-TERM INCENTIVE COMPENSATION
Stock-Based Awards
Stock-Based Compensation
We generally grant our annual stock-based compensation awards to eligible employees in March and non-employee directors in May. Certain awards granted to retirement-eligible employees one or more years before their retirement date vest upon retirement; these awards are accounted for as fully vested one year from the grant date.
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
Stock-based compensation expense and the related recognized tax benefit were as follows:

(In millions)	2025	2024	2023
Stock-based compensation expense	$27.9	$28.7	$22.3
Tax benefit	3.2	2.6	2.4
This expense was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income.
As of December 31, 2025, we had approximately $40 million of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted average requisite service period of approximately two years.
Stock Options
Stock options may be granted to employees and non-employee directors at no less than 100% of the fair market value of our common stock on the grant date and generally vest over a four-year period. Options expire ten years from the grant date.
The fair value of stock options is estimated as of the grant date using the Black-Scholes option-pricing model. This model requires input assumptions for our expected dividend yield, expected stock price volatility, risk-free interest rate and the expected option term.
No stock options were granted in fiscal years 2025 or 2024. The weighted average grant date fair value per share for stock options granted in 2023 was $47.65.

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
Expected option term is determined based on historical experience under our long-term incentive plans. For 2023, it was 6.31 years.
The following table summarizes information related to stock options:

	Number of options (in thousands)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 28, 2024	63.0	$190.54	8.68	$—
Exercised	—	—
Outstanding at December 31, 2025	63.0	$190.54	7.67	$—
Options vested and expected to vest at December 31, 2025	58.5	190.54	7.67	—
Options exercisable at December 31, 2025	—	$—		$—
There were no stock option exercises in 2025 or 2023. The total intrinsic value of stock options exercised in 2024 was $19.5 million. We received approximately $10 million in 2024 from the exercise of stock options, and the tax benefit associated with these exercised options was $4.8 million. The intrinsic value of a stock option is based on the amount by which the market value of our stock exceeds the exercise price of the option.
Performance Units (“PUs”)
PUs are performance-based awards granted to eligible employees under our equity plan. PUs are payable in shares of our common stock at the end of a three- or four-year cliff vesting period provided that the designated performance objectives are achieved at the end of the period. Over the performance period, the estimated number of shares of our common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the performance objectives established for the award. The number of shares issued generally ranges from 0% to 200% of the target shares at the time of grant; however the shares issued for certain special PU awards can range up to 300% of the target shares at time of grant. The weighted average grant date fair value for PUs was $175.53, $224.82 and $180.12 in 2025, 2024 and 2023, respectively.
The following table summarizes information related to awarded PUs:

	Number of PUs (in thousands)	Weighted average grant-date fair value
Unvested at December 28, 2024	292.1	$181.94
Granted at target	154.2	175.53
Adjustment for performance achievement(1)	(32.5)	162.57
Vested	(38.7)	164.91
Forfeited/cancelled	(16.9)	184.27
Unvested at December 31, 2025	358.2	$182.66
(1) Reflects adjustments for performance for the 2022-2024 PUs.
The fair value of vested PUs was $6.4 million in 2025, $20.6 million in 2024 and $22.7 million in 2023.

Market-Leveraged Stock Units (“MSUs”)
MSUs are performance-based awards granted to eligible employees under our equity plan. MSUs are payable in shares of our common stock over a four-year period provided that the designated performance objective is achieved as of the end of each vesting period. MSUs accrue dividend equivalents during the vesting period, which are earned and paid only at vesting provided that, at a minimum, threshold-level performance is achieved. The number of shares earned is based upon our absolute total shareholder return at each vesting date and can range from 0% to 200% of the target amount of MSUs subject to vesting. Each of the four vesting periods represents one tranche of MSUs and the fair value of each of these four tranches was determined using the Monte-Carlo simulation model, which utilizes multiple input variables, including expected stock price volatility and other assumptions, to estimate the probability of achieving the performance objective established for the award. The weighted average grant date fair value for MSUs was $190.36, $259.75 and $192.53 in 2025, 2024 and 2023, respectively.
The following table summarizes information related to awarded MSUs:

	Number of MSUs (in thousands)	Weighted average grant- date fair value
Unvested at December 28, 2024	163.7	$202.83
Granted at target	83.7	190.36
Adjustment for performance achievement(1)	.3	204.59
Vested	(67.5)	195.87
Forfeited/cancelled	(9.8)	196.20
Unvested at December 31, 2025	170.4	$200.85
(1) Reflects adjustments for performance for the tranches of MSUs vesting in 2025.
The fair value of vested MSUs was $13.2 million in 2025, $14.6 million in 2024 and $16.1 million in 2023.
Restricted Stock Units (“RSUs”)
RSUs are service-based awards granted to eligible employees and non-employee directors under our equity plan. RSUs granted to employees generally vest over a period between one and four years. RSUs granted to non-employee directors generally vest in one year. The vesting of RSUs is subject to continued service through the applicable vesting date. If that condition is not met, unvested RSUs are generally forfeited. The weighted average grant date fair value for RSUs was $171.82, $210.74 and $175.88 in 2025, 2024 and 2023, respectively.
The following table summarizes information related to awarded RSUs:

	Number of RSUs (in thousands)	Weighted average grant-date fair value
Unvested at December 28, 2024	94.9	$191.22
Granted	73.4	171.82
Vested	(64.7)	191.49
Forfeited/cancelled	(1.8)	184.65
Unvested at December 31, 2025	101.8	$177.19
The fair value of vested RSUs was $12.4 million, $3.2 million and $2.7 million in 2025, 2024 and 2023, respectively.

Cash-Based Awards
Long-Term Incentive Units (“LTI Units”)
LTI Units are cash-based awards granted to eligible employees under our long-term incentive unit plan. LTI Units are service-based awards that generally vest ratably over a four-year period. The settlement value equals the number of vested LTI Units multiplied by the average of the high and low market prices of our common stock on the vesting date. The compensation expense related to these awards is amortized on a straight-line basis and the fair value is remeasured using the estimated percentage of units expected to be earned multiplied by the average of the high and low market prices of our common stock at each quarter-end.
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
The compensation expense related to LTI Units was $12.9 million in 2025, $14.9 million in 2024 and $16.3 million in 2023. This expense was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income. The total recognized tax benefit related to LTI Units was $3.2 million in 2025, $3.6 million in 2024 and $3.9 million in 2023.
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
2025 Actions
During 2025, we recorded $48.8 million in restructuring charges, net of reversals, related to our 2025 actions. These charges consisted of severance and related costs for the reduction of approximately 1,200 positions, as well as asset impairment charges, at numerous locations across our company, as a result of actions taken to optimize our operational footprint.
In the fourth quarter of 2024, we recorded $13.1 million in restructuring charges related to our 2025 actions. These charges consisted of severance and related costs for the reduction of approximately 90 positions, as well as asset impairment charges, reflecting actions at numerous locations in our Solutions Group reportable segment.
2023 Actions
During 2024, we recorded $28.8 million in restructuring charges, net of reversals, related to these actions. These charges consisted of severance and related costs for the reduction of approximately 1,280 positions, as well as asset impairment charges, at numerous locations across our company.
During 2025, we recorded $1.6 million of reversals related to our 2023 Actions that were completed in the fourth quarter of 2025.
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

During 2025, restructuring charges and payments were as follows:

(In millions)	Accrual at December 28, 2024	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at December 31, 2025
2025 Actions
Severance and related costs	$10.0	$45.7	$(41.5)	$—	$.2	$14.4
Asset impairment charges	—	3.1	—	(3.1)	—	—
Total	$10.0	$48.8	$(41.5)	$(3.1)	$.2	$14.4
During 2024, restructuring charges and payments were as follows:

(In millions)	Accrual at December 30, 2023	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at December 28, 2024
2025 Actions
Severance and related costs	$—	$10.0	$—	$—	$—	$10.0
Asset impairment charges	—	3.1	—	(3.1)	—	—
2023 Actions
Severance and related costs	27.7	25.4	(43.3)	—	(.6)	9.2
Asset impairment charges	—	3.0	—	(3.0)	—	—
Lease cancellation costs	—	.4	(.6)	—	—	(.2)
Total	$27.7	$41.9	$(43.9)	$(6.1)	$(.6)	$19.0
The table below shows the total amount of restructuring charges incurred by reportable segment and Corporate.

(In millions)	2025	2024	2023
Restructuring charges by reportable segment and Corporate
Materials Group	$22.9	$5.7	$52.4
Solutions Group	23.4	35.8	23.2
Corporate	.9	.4	3.8
Total	$47.2	$41.9	$79.4
NOTE 14. TAXES BASED ON INCOME
Taxes based on income were as follows:

(In millions)	2025	2024	2023
Current:
U.S. federal tax	$45.9	$36.0	$42.5
State taxes	11.0	10.6	9.0
Foreign taxes	205.3	214.9	160.8
	262.2	261.5	212.3
Deferred:
U.S. federal tax	(17.2)	(8.7)	(29.0)
State taxes	(1.3)	(3.3)	(3.5)
Foreign taxes	(6.6)	(.9)	11.9
	(25.1)	(12.9)	(20.6)
Provision for income taxes	$237.1	$248.6	$191.7

A reconciliation of our provision for income taxes to the amount computed by multiplying the U.S. federal statutory tax rate to income before taxes for the year ended December 31, 2025 is provided below:

	2025
(In millions, except percentages)	Amount	Percent
U.S. federal statutory tax rate	$194.3	21.0%
State and local income taxes, net of federal income tax effect(1)	7.7	.8%
Foreign tax effects
China	18.0	1.9%
The Netherlands
Nontaxable or nondeductible items	(9.9)	(1.1)%
Other	5.4	.6%
Germany
Changes in valuation allowances	(10.6)	(1.1)%
Other	2.5	.3%
Other foreign jurisdictions	44.9	4.9%
Effect of cross-border tax laws	(18.1)	(2.0)%
Tax credits	(8.8)	(1.0)%
Changes in valuation allowances	8.3	.9%
Nontaxable or nondeductible items	2.9	.3%
Changes in unrecognized tax benefits	.5	.1%
Provision for income taxes and effective tax rate	$237.1	25.6%
(1) State taxes in California, Illinois, Pennsylvania, Wisconsin, New York and New Jersey made up the majority of the tax effect in this category.
A reconciliation of our provision for income taxes to the amount computed by multiplying the U.S. federal statutory tax rate to income before taxes previously disclosed for the years ended December 28, 2024 and December 30, 2023 is provided below:

(In millions)	2024	2023
Tax provision computed at U.S. federal statutory rate(1)	$200.2	$145.9
Increase (decrease) in taxes resulting from:
State taxes, net of federal tax benefit	2.7	2.6
Foreign earnings taxed at different rates(1)	49.5	50.4
Global intangible low-taxed income high-tax exclusion election, net(2)	(6.2)	(10.0)
Valuation allowances	15.9	2.6
U.S. federal research and development tax credits	(7.7)	(8.3)
Tax contingencies and audit settlements	1.9	11.9
Other items, net	(7.7)	(3.4)
Provision for income taxes	$248.6	$191.7
(1) Both years included certain U.S. international tax provisions and foreign earnings taxed in the U.S., net of credits.
(2) In 2024, we recognized $6.2 million from our current year global intangible low-taxed income exclusion election. In 2023, we recognized $4.4 million from our 2023 exclusion election and $5.6 million related to the exclusion election made on our 2022 U.S. federal tax return.
Income before taxes from our U.S. and foreign operations was as follows:

(In millions)	2025	2024	2023
U.S.	$160.4	$211.4	$187.2
Foreign	764.7	742.1	507.5
Income before taxes	$925.1	$953.5	$694.7
Our effective tax rate was 25.6%, 26.1% and 27.6% for fiscal years 2025, 2024 and 2023, respectively.

Our 2025 provision for income taxes included (i) $15.4 million of net tax charge related to the tax on global intangible low-taxed income ("GILTI") of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income (“FDII”); (ii) $10.6 million of tax benefit from the release of valuation allowance as a result of completing a foreign restructuring transaction; and (iii) net tax benefit from a favorable ruling related to deductibility of interest expense.
Our 2024 provision for income taxes included (i) $15.9 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII; (ii) $15.9 million of tax charge from valuation allowances due to the uncertainty of the realization of certain deferred tax assets; and (iii) excess tax benefits associated with stock-based payments, and return-to-provision benefits related to our 2023 U.S. federal tax return, partially offset by net tax charge primarily from the recognition of uncertain tax positions and tax audit settlements in certain foreign jurisdictions.
Our 2023 provision for income taxes included (i) $16.4 million of net tax charge related to the tax on GILTI of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from FDII; (ii) $14.7 million of return-to-provision benefit primarily related to our GILTI exclusion election and benefits from additional foreign tax credits recognized under temporary relief granted by the Internal Revenue Service ("IRS") in July 2023, related to our 2022 U.S. federal tax return, (iii) $10.5 million of tax charge related to non-deductible expenses resulting from the impact of the Argentine peso remeasurement loss; and (iv) $9.5 million of net tax charge primarily from the recognition of uncertain tax positions in certain foreign jurisdictions, partially offset by decreases in tax reserves as a result of closing tax years.
Deferred Taxes
Deferred taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

(In millions)	2025	2024
Accrued expenses not currently deductible	$32.2	$29.8
Net operating loss carryforwards	144.7	137.9
Tax credit carryforwards	24.3	14.8
Capitalized research expenses	94.0	81.7
Stock-based compensation	9.0	8.8
Pension and other postretirement benefits	13.7	31.1
Inventory reserve	19.7	19.2
Lease liabilities	44.8	44.7
Other assets	38.8	31.6
Valuation allowances	(77.5)	(72.7)
Total deferred tax assets(1)	343.7	326.9
Depreciation and amortization	(335.9)	(306.0)
Repatriation accrual	(33.0)	(24.2)
Foreign operating loss recapture	—	(3.1)
Lease assets	(44.5)	(44.3)
Total deferred tax liabilities(1)	(413.4)	(377.6)
Total net deferred tax assets (liabilities)	$(69.7)	$(50.7)
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

Net operating loss carryforwards of foreign subsidiaries at December 31, 2025 and December 28, 2024 were approximately $495 million and $466 million, respectively. Tax credit carryforwards of both domestic and foreign subsidiaries at December 31, 2025 and December 28, 2024 totaled approximately $24 million and $15 million, respectively. If unused, foreign net operating losses and tax credit carryforwards will expire as follows:

(In millions)	Net Operating Losses(1)	Tax Credits
Year of Expiry
2026	$2.3	$.2
2027	3.2	.3
2028	5.7	.7
2029	21.4	.4
2030	13.7	1.4
2031-2045	24.9	20.3
Indefinite life/no expiry	423.4	1.0
Total	$494.6	$24.3
(1) Net operating losses are presented before tax effects and valuation allowances.
Certain indefinite-lived foreign net operating losses may require decades to be fully utilized under our current business model.
At December 31, 2025, we had net operating loss carryforwards in certain states of approximately $681 million before tax effects. Based on our estimates of future state taxable income, it is more-likely-than-not that the majority of these carryforwards will not be realized before they expire. Accordingly, a valuation allowance has been recorded on approximately $660 million of these carryforwards.
As of December 31, 2025, our provision for income taxes did not materially benefit from applicable tax holidays in foreign jurisdictions.
Unrecognized Tax Benefits
As of December 31, 2025, our unrecognized tax benefits totaled approximately $81 million, $73 million of which, if recognized, would reduce our annual effective income tax rate. As of December 28, 2024, our unrecognized tax benefits totaled approximately $81 million, $74 million of which, if recognized, would reduce our annual effective income tax rate.
Where applicable, we accrue potential interest and penalties related to unrecognized tax benefits in income tax expense. The interest and penalties we recognized during fiscal years 2025, 2024 and 2023 were not material, individually or in aggregate, to the Consolidated Statements of Income. We have approximately $18 million and $17 million of accrued interest and penalties, net of tax benefit, in the Consolidated Balance Sheets at December 31, 2025 and December 28, 2024, respectively.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is provided below.

(In millions)	2025	2024
Balance at beginning of year	$81.1	$88.0
Additions for tax positions of current year	9.4	11.4
Additions (reductions) for tax positions of prior years, net	(8.2)	(7.2)
Settlements with tax authorities	(.2)	(4.6)
Expirations of statutes of limitations	(4.7)	(3.7)
Changes due to foreign currency translation	3.5	(2.8)
Balance at end of year	$80.9	$81.1
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts, and circumstances existing at the time. We believe we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our tax provision for income taxes and the related liabilities. To date, we and our U.S. subsidiaries have completed the IRS’ Compliance Assurance Process through 2023. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.

Cash Paid for Income Taxes (Net of Refunds Received)
Cash paid for income taxes, net of refunds received, for the year ended December 31, 2025 was as follows:

(In millions)	2025
U.S. federal	$35.7
State	10.4
Foreign
China	58.3
The Netherlands	18.6
India	16.4
Other	125.6
Cash paid for income taxes (net of refunds received)	$265.0
Cash paid for income taxes, net of refunds received, for the years ended December 28, 2024 and December 30, 2023 was $226.8 million and $234.9 million, respectively.
NOTE 15. SEGMENT AND DISAGGREGATED REVENUE INFORMATION
Segment Reporting
We have the following reportable segments:
•Materials Group — manufactures and sells pressure-sensitive label materials (including label materials with RFID inlays), films for graphic and reflective products, performance tapes and other adhesive products for industrial, medical and other applications, as well as fastener solutions.
•Solutions Group — designs, manufactures and sells a wide variety of branding and information solutions, including brand and price tickets, tags and labels (including RFID inlays), and related services, supplies and equipment.
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

(In millions)	2025(2)	2024	2023
Net sales to unaffiliated customers(1)
Materials Group:
North America	$1,943.1	$1,879.6	$1,846.3
Europe, the Middle East and North Africa	2,146.4	2,091.0	2,007.1
Asia	1,534.3	1,552.7	1,483.7
Latin America	469.5	489.7	474.2
Total Materials Group	6,093.3	6,013.0	5,811.3
Solutions Group:
Apparel and other	1,811.8	1,876.8	1,662.9
Identification Solutions and Vestcom	950.4	865.9	890.1
Total Solutions Group	2,762.2	2,742.7	2,553.0
Net sales to unaffiliated customers	$8,855.5	$8,755.7	$8,364.3
(1) Certain prior-year amounts have been reclassified to conform to the current-year presentation.
(2) Beginning in the first quarter of 2025 and to better align with our growth strategy, revenue for certain radio-frequency identification products were reflected in the Materials Group reportable segment; in prior years, these revenues were reflected in the Solutions Group reportable segment. Prior-year amounts were not material.
Revenue from our Materials Group reportable segment by product group is shown below.

(In millions)	2025	2024	2023
Net sales to unaffiliated customers(1)
Materials Group:
Labels, graphics and reflectives	$5,332.2	$5,266.0	$5,076.8
Performance materials(2)	547.2	516.6	522.8
Other	213.9	230.4	211.7
Total Materials Group	$6,093.3	$6,013.0	$5,811.3
(1) Certain prior-year amounts have been reclassified to conform to the current-year presentation.
(2) Performance materials includes industrial and medical tapes, trade adhesives and Taylor Adhesives.
Our total company revenue by geographic area is shown below. Revenue is attributed to geographic areas based on the location from which products are shipped.

(In millions)	2025	2024	2023
Net sales to unaffiliated customers
U.S.	$2,751.0	$2,613.4	$2,578.3
Europe, the Middle East and North Africa	2,457.1	2,418.6	2,306.7
Asia	2,726.8	2,763.1	2,545.2
Latin America	567.3	599.8	582.3
Other	353.3	360.8	351.8
Net sales to unaffiliated customers	$8,855.5	$8,755.7	$8,364.3
Net sales to unaffiliated customers in Asia included sales in China (including Hong Kong) of $1.35 billion in 2025, $1.40 billion in 2024 and $1.30 billion in 2023.
No single customer represented 10% or more of our net sales in year-end 2025, 2024 or 2023. Our ten largest customers, which include apparel retailers and brand owners, in the aggregate represented approximately 17% of our net sales during 2025 and approximately 16% of our net sales during 2024 and 2023.

Segment Information
Our CODM uses segment adjusted operating income to evaluate segment performance and allocate resources. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense, other non-operating expense (income), net; and other items. Segment results and reconciliation to income before taxes are presented below.

(In millions)	2025	2024	2023
Materials Group
Net sales to unaffiliated customers	$6,093.3	$6,013.0	$5,811.3
Segment expense(1)	5,171.1	5,088.3	5,022.1
Segment adjusted operating income	$922.2	$924.7	$789.2
Solutions Group
Net sales to unaffiliated customers	$2,762.2	$2,742.7	$2,553.0
Segment expense(1)	2,475.9	2,453.4	2,301.0
Segment adjusted operating income	$286.3	$289.3	$252.0
(1) Segment expense included cost of products sold and marketing, general and administrative expense and excluded other expense (income), net, and other items.

(In millions)	2025	2024	2023
Segment adjusted operating income
Materials Group	$922.2	$924.7	$789.2
Solutions Group	286.3	289.3	252.0
Total	1,208.5	1,214.0	1,041.2
Corporate expense	(84.7)	(91.9)	(77.4)
Other expense (income), net and other items	(77.5)	(78.3)	(180.9)
Interest expense	(135.4)	(117.0)	(119.0)
Other non-operating expense (income), net	14.2	26.7	30.8
Income before taxes	$925.1	$953.5	$694.7
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

(In millions)	2025	2024	2023
Intersegment sales
Materials Group	$174.0	$162.8	$157.1
Solutions Group	55.1	52.3	35.5
Intersegment sales	$229.1	$215.1	$192.6
Capital expenditures(1)(2)
Materials Group	$96.2	$96.3	$117.8
Solutions Group	75.1	120.8	148.7
Capital expenditures	$171.3	$217.1	$266.5
Depreciation and amortization expense(1)
Materials Group	$137.4	$130.9	$127.8
Solutions Group	190.8	181.3	170.6
Depreciation and amortization expense	$328.2	$312.2	$298.4
(1) Corporate capital expenditures and depreciation and amortization expense are allocated to the reportable segments based on their respective percentage of consolidated net sales.
(2) Capital expenditures for property, plant and equipment included accruals.

Entity-wide Information
Other expense (income), net, by type were as follows:

(In millions)	2025	2024	2023
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$43.2	$35.4	$70.8
Asset impairment and lease cancellation charges	4.0	6.5	8.6
Other items:
(Gain) loss on venture and other investments, net	23.3	19.2	1.5
Losses from Argentine peso remeasurement and Blue Chip Swap transactions	5.6	16.4	29.9
Transaction and related costs	5.1	.3	5.3
Outcomes of legal matters and settlements, net(1)	9.2	(6.2)	64.3
(Gain) loss on sales of assets	(12.9)	—	.5
Other expense (income), net	$77.5	$71.6	$180.9
(1) Amount for 2023 included an additional contingent liability of $56.3 million related to the Adasa litigation. Refer to Note 8, “Contingencies” for more information.
Long-lived assets (including property, plant and equipment, net, and operating lease assets) in our U.S. and non-U.S. operations were as follows:

(In millions)	2025	2024
Long-lived assets
U.S.	$615.6	$642.7
Non-U.S.	1,207.9	1,171.5
Long-lived assets	$1,823.5	$1,814.2
Long-lived assets located in China (including Hong Kong) were approximately $273 million and $288 million in 2025 and 2024, respectively.
NOTE 16. SUPPLEMENTAL FINANCIAL INFORMATION
Inventories
Inventories at year-end were as follows:

(In millions)	2025	2024
Raw materials	$387.6	$435.0
Work-in-progress	242.5	224.9
Finished goods	345.7	318.2
Inventories	$975.8	$978.1
Property, Plant and Equipment, Net
Major classes of property, plant and equipment, stated at cost, at year-end were as follows:

(In millions)	2025	2024
Land	$37.4	$35.1
Buildings and improvements	903.5	852.3
Machinery and equipment	3,192.6	2,903.4
Construction-in-progress	138.4	202.7
Property, plant and equipment	4,271.9	3,993.5
Accumulated depreciation	(2,664.2)	(2,406.8)
Property, plant and equipment, net	$1,607.7	$1,586.7

Software
Capitalized software costs at year-end were as follows:

(In millions)	2025	2024
Cost	$396.3	$360.0
Accumulated amortization	(278.7)	(249.3)
Software, net	$117.6	$110.7
Software amortization expense was $28.5 million in 2025, $25.1 million in 2024 and $23.4 million in 2023.
Cloud Computing Arrangements
Capitalized implementation costs at year-end were as follows:

(In millions)	2025	2024
Cost	$134.4	$97.1
Accumulated amortization	(29.7)	(17.9)
Capitalized implementation costs, net	$104.7	$79.2
Capitalized implementation cost amortization expense was $11.7 million in 2025, $8.0 million in 2024 and $4.5 million in 2023.
Allowance for Credit Losses
Given the short-term nature of trade receivables, our allowance for credit losses is based on the financial condition of customers, the aging of receivable balances, our historical collections experience, and current and expected future macroeconomic and market conditions. Balances are written off in the period in which they are determined to be uncollectible.
The activity related to our allowance for credit losses was as follows:

(In millions)	2025	2024
Balance at beginning of year	$29.0	$34.4
Provision for credit losses	3.2	4.6
Amounts written off	(5.9)	(8.9)
Other, including foreign currency translation	1.8	(1.1)
Balance at end of year	$28.1	$29.0
The provision for credit losses was $4.4 million in 2023.
Research and Development
Research and development expense, which was included in “Marketing, general and administrative expense” in the Consolidated Statements of Income, was as follows:

(In millions)	2025	2024	2023
Research and development expense	$136.6	$137.8	$135.8
Supplemental Cash Flow Information
Cash paid for interest was as follows:

(In millions)	2025	2024	2023
Interest	$131.3	$111.8	$109.9
The accrued amount of excise taxes payable on 2025 share repurchases was $4.9 million as of December 31, 2025.
Foreign Currency Effects
Gains and losses resulting from foreign currency transactions are included in income in the period incurred. Transactions in foreign currencies (including receivables, payables and loans denominated in currencies other than the functional currency), including hedging impacts, were not material in 2025, 2024 or 2023.

Deferred Revenue
Deferred revenue primarily relates to constrained variable consideration on supply agreements for sales of products, as well as payments received in advance of performance under a contract. Deferred revenue is recognized as revenue as or when we perform under a contract.
The following table shows the amounts and balance sheet locations of deferred revenue as of December 31, 2025 and December 28, 2024:

(In millions)	December 31, 2025	December 28, 2024
Other current liabilities	$16.2	$15.5
Long-term retirement benefits and other liabilities	1.6	1.2
Total deferred revenue	$17.8	$16.7
Revenue recognized from amounts included in deferred revenue as of December 28, 2024 was $14.9 million in 2025. Revenue recognized from amounts included in deferred revenue as of December 30, 2023 was $17.5 million in 2024. Revenue recognized from amounts included in deferred revenue as of December 31, 2022 was $21.0 million in 2023. This revenue was included in “Net sales” in the Consolidated Statements of Income.
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs are included in accounts payable in our Consolidated Balance Sheets and activities related to these programs are presented as operating activities in our Consolidated Statements of Cash Flows. As of December 31, 2025 and December 28, 2024, the amounts due to financial institutions for suppliers that participate in these programs were $383.8 million and $384.6 million, respectively.
The activity related to our supplier finance programs was as follows:

(In millions)	2025	2024
Balance at beginning of year	$384.6	$397.4
Invoices confirmed during the year	1,291.3	1,339.3
Invoices paid during the year	(1,316.6)	(1,328.9)
Other, including foreign currency translation	24.5	(23.2)
Balance at end of year	$383.8	$384.6
Argentine Blue Chip Swap Transactions
In 2019, the Argentine government instituted exchange controls restricting the ability of entities and individuals to exchange Argentine pesos for foreign currencies or remit foreign currency out of Argentina. Due to these restrictions, markets in Argentina use a legal trading mechanism known as the Blue Chip Swap that allows entities to transfer U.S. dollars in and out of Argentina. During 2024, we entered into Blue Chip Swap transactions that resulted in losses of approximately $10 million that we recorded in "Other expense (income), net" in our Consolidated Statements of Income. Purchases and the proceeds from sales of Argentine Blue Chip Swap securities were included in investing activities in our Consolidated Statements of Cash Flows.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm contained in Item 8 of this report.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
On November 24, 2025, Mitchell R. Butier, our Chairman, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 113,000 shares of our common stock beginning on March 5, 2026 and ending on March 31, 2026, unless terminated sooner in accordance with the terms of the plan and our insider trading policy. As of February 25, 2026, Mr. Butier directly held 303,331 shares of our common stock, excluding shares held in the Avery Dennison Corporation Employee Savings Plan. Mr. Butier's trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our insider trading policy.
There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the fourth quarter of 2025.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and corporate governance required by this Item is incorporated herein by reference from the definitive proxy statement for our Annual Meeting of Stockholders to be held on April 30, 2026 (our “2026 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report. The information concerning executive officers required by this Item appears, in part, as referenced below. If applicable, information concerning any late filings under Section 16(a) of the Exchange Act is incorporated by reference from our 2026 Proxy Statement.
The information required by this Item concerning our Audit Committee is incorporated by reference from our 2026 Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(1)

Name and Position	Age	Executive Officer Since	Former Positions within Past Five Years/ Officer Positions with Avery Dennison
Deon M. Stander President and Chief Executive Officer	57	August 2016	2022-2023	President and Chief Operating Officer
			2015-2022	Vice President and General Manager, RBIS
			2013-2015	Vice President and General Manager, Global Commercial and Innovation, RBIS
			2010-2012	Vice President and General Manager, Global Commercial, RBIS

Gregory S. Lovins Senior Vice President and Chief Financial Officer	53	March 2017	2017	Vice President and Interim Chief Financial Officer
			2016-2017	Vice President and Treasurer
			2011-2016	Vice President, Global Finance, Materials Group

Danny G. Allouche Senior Vice President and Chief Strategy and Corporate Development Officer	51	November 2024	2024-2025	Senior Vice President, Chief Strategy and Corporate Development Officer, and Interim Chief Financial Officer
			2022-2024	Senior Vice President and Chief Strategy and Corporate Development Officer
			2021-2022	Vice President, Chief Strategy and Corporate Development Officer
			2016-2021	Vice President, Corporate Development
			2015-2016	Vice President, Treasury and Corporate Development

Deena Baker-Nel Senior Vice President and Chief Human Resources Officer	55	September 2020	2020-2022	Vice President and Chief Human Resources Officer
			2018-2020	Vice President, Human Resources, LGM
			2015-2018	Vice President, Human Resources, RBIS

Nicholas R. Colisto Senior Vice President and Chief Information Officer	59	September 2020	2018-2022	Vice President and Chief Information Officer
			2012-2018	Senior Vice President and Chief Information Officer, Xylem Inc.

Divina F. Santiago Vice President, Controller	56	September 2023	2022-2023	Vice President, Finance
			2008-2022	Senior Director, Finance

Ignacio J. Walker Senior Vice President and Chief Legal Officer	49	September 2020	2020-2022	Vice President and Chief Legal Officer
			2020	Vice President and Assistant General Counsel, Americas
			2018-2019	Vice President and Assistant General Counsel
			2013-2017	Vice President and Assistant General Counsel, RBIS

Ryan D. Yost President, Materials Group	50	March 2024	2023-2024	Vice President and General Manager, Identification Solutions and Vestcom
			2021-2023	Vice President and General Manager, Identification Solutions
			2019-2021	Vice President and General Manager, Printer Solutions
______________________
(1) Executive officers are generally elected on the date of our annual stockholder meeting to serve a one-year term or until their successors are duly elected and qualified.

Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable exchange listing standards. Our current insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2026 Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2026 Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2026 Proxy Statement.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2026 Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedule and Exhibits
(1)Financial statements filed as part of this report are listed on the accompanying Index to Financial Statements.
(2)All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
(3)Exhibits filed as a part of this report are listed on the accompanying Exhibit Index. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified as such on the Exhibit Index.
(b)The exhibits required to be filed by Item 601 of Regulation S-K are set forth on the accompanying Exhibit Index.

AVERY DENNISON CORPORATION
EXHIBIT INDEX
For the Year Ended December 31, 2025

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

3.1(i)	Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State	3.1	Current Report on Form 8-K, filed April 29, 2011

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective as of April 25, 2024.	3.1	Current Report on Form 8-K, filed April 26, 2024

3.1(iii)	Amended and Restated Bylaws, effective as of April 25, 2024	3.2	Current Report on Form 8-K, filed April 26, 2024

4.1	Indenture, dated as of March 15, 1991, between Registrant and Security Pacific National Bank, as Trustee (the “1991 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 33-39491), filed March 19, 1991

4.2	First Supplemental Indenture, dated as of March 16, 1993, between Registrant and BankAmerica National Trust Company, as successor Trustee (the “Supplemental Indenture”)	4.4	Registration Statement on Form S-3 (File No. 33-59642), filed March 17, 1993

4.3	Officers’ Certificate establishing a series of Securities entitled “Medium-Term Notes, Series C” under the 1991 Indenture, as amended by the Supplemental Indenture	4.1	Current Report on Form 8-K, filed May 12, 1995

4.4	Indenture, dated as of July 3, 2001, between Registrant and Chase Manhattan Bank and Trust Company, National Association, as trustee (the “2001 Indenture”)	4.1	Registration Statement on Form S-3 (File No. 333-64558), filed July 3, 2001

4.5	Officers’ Certificate establishing Securities entitled “6.000% Notes due 2033” under the 2001 Indenture	4.2	Current Report on Form 8-K, filed January 16, 2003

4.6	6.000% Notes Due 2033	4.4	Current Report on Form 8-K, filed January 16, 2003

4.7	Indenture, dated as of November 20, 2007, between Registrant and Bank of New York Trust Company, N.A.	4.2	Current Report on Form 8-K, filed November 20, 2007

4.8	Third Supplemental Indenture, dated as of April 8, 2013, between Registrant and The Bank of New York Mellon Trust Company, N.A. ("BNY Mellon") as Trustee	4.2	Current Report on Form 8-K, filed April 8, 2013

4.9	Fourth Supplemental Indenture, dated as of March 3, 2017, between Registrant and BNY Mellon as Trustee	4.2	Current Report on Form 8-K, filed March 3, 2017

4.10	Fifth Supplemental Indenture, dated as of December 6, 2018, between Registrant and BNY Mellon, as Trustee (including Form of 4.875% Senior Notes due 2028 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed December 6, 2018

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
4.11	Sixth Supplemental Indenture, dated as of March 11, 2020, between Registrant and BNY Mellon, as Trustee (including Form of 2.650% Senior Notes due 2030 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed March 11, 2020

4.12	Seventh Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee	4.2	Current Report on Form 8-K filed on August 18, 2021

4.13	Eighth Supplemental Indenture, dated as of August 18, 2021, between Registrant and BNY Mellon, as Trustee (including Form of 2.250% Senior Notes due 2032 on Exhibit A thereto)	4.3	Current Report on Form 8-K filed on August 18, 2021

4.14	Ninth Supplemental Indenture, dated as of March 15, 2023, between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee (including Form of 5.750% Senior Notes due 2033 on Exhibit A thereto)	4.2	Current Report on Form 8-K filed on March 15, 2023

4.15	Tenth Supplemental Indenture between Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of November 4, 2024 (including Form of 3.750% Senior Notes due 2034 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed on November 4, 2024

4.16	Eleventh Supplemental Indenture between Avery Dennison Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 11, 2025 (including Form of 4.000% Senior Notes due 2035 on Exhibit A thereto)	4.2	Current Report on Form 8-K, filed on September 11, 2025

4.17†	Description of Securities	N/A	N/A

10.1	Credit Agreement, dated as of June 26, 2024, among Registrant, as borrower; a syndicate of lenders party thereto; Mizuho Bank, Ltd., as administrative agent; Mizuho Bank, Ltd. and Bank of America, N.A., as syndication agents; and Citibank, N.A., as documentation agent	10.1	Current Report on Form 8-K, filed June 27, 2024

10.2*	Amended and Restated Supplemental Executive Retirement Plan (“SERP”)	10.11.1	Quarterly Report on Form 10-Q, filed August 12, 2009

10.3*	Complete Restatement and Amendment of Executive Variable Deferred Compensation Plan (“EVDCP”)	10.16	1994 Annual Report on Form 10-K, filed March 30, 1995

10.4*	Amendment No. 1 to EVDCP	10.16.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.5*	Amended and Restated 2005 Directors Variable Deferred Compensation Plan	10.18.2	Quarterly Report on Form 10-Q, filed May 10, 2011

10.6*	2017 Incentive Award Plan (“Equity Plan”)	B	2017 Proxy Statement on Schedule 14A, filed March 10, 2017

10.7*†	Amendment No. 1 to Equity Plan	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

10.8*	Amended and Restated Annual Incentive Plan	10.1	Quarterly Report on Form 10-Q, filed May 1, 2020

10.9*	Complete Restatement and Amendment of Executive Deferred Retirement Plan (“EDRP”)	10.28	1994 Annual Report on Form 10-K, filed March 30, 1995

10.10*	Amendment No. 1 to EDRP	10.28.1	1999 Annual Report on Form 10-K, filed March 30, 2000

10.11*	Amendment No. 2 to EDRP	10.28.2	2001 Annual Report on Form 10-K, filed March 4, 2002

10.12*	2005 Executive Variable Deferred Retirement Plan, amended and restated January 1, 2019	4.4	Registration Statement on Form S-8, filed July 30, 2024

10.13*	Amended and Restated Key Executive Change of Control Severance Plan	10.14	2024 Annual Report on Form 10-K, filed February 26, 2025

10.14*	Amended and Restated Executive Severance Plan	10.15	2024 Annual Report on Form 10-K, filed February 26, 2025

10.15*	Form of Executive Severance Agreement	10.16	2024 Annual Report on Form 10-K, filed February 26, 2025

10.16*	Amended and Restated Long-Term Incentive Unit Plan (“LTI Unit Plan”)	10.2	Quarterly Report on Form 10-Q, filed May 1, 2020

10.17*	Form of Long-Term Incentive Unit Agreement under LTI Unit Plan	10.41	2013 Annual Report on Form 10-K, filed February 26, 2014

10.18*	Form of Director Restricted Stock Unit Agreement under Equity Plan	10.2	Quarterly Report on Form 10-Q, filed August 1, 2017

10.19*	Form of Employee Market-Leveraged Stock Unit Agreement under Equity Plan	10.3	Quarterly Report on Form 10-Q, filed August 1, 2017

10.20*	Form of Employee Performance Unit Agreement under Equity Plan	10.4	Quarterly Report on Form 10-Q, filed August 1, 2017

10.21*	Form of Employee Restricted Stock Unit Agreement under Equity Plan	10.5	Quarterly Report on Form 10-Q, filed August 1, 2017

10.22*	Form of Employee Non-Qualified Stock Option Agreement under Equity Plan	10.6	Quarterly Report on Form 10-Q, filed August 1, 2017

10.23*	Offer Letter to Gregory Lovins, dated July 10, 2017	10.1	Quarterly Report on Form 10-Q, filed August 1, 2017

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)

10.24*	Offer Letter to Ignacio Walker, dated August 25, 2020	10.2	Quarterly Report on Form 10-Q, filed May 3, 2022

10.25*	Offer Letter to Francisco Melo, dated February 27, 2023	10.2	Quarterly Report on Form 10-Q, filed May 2, 2023

10.26*	Offer Letter to Mitchell Butier, dated May 25, 2023	10.1	Quarterly Report on Form 10-Q, filed August 1, 2023

10.27*	Offer Letter to Deon Stander, dated May 25, 2023	10.2	Quarterly Report on Form 10-Q, filed August 1, 2023

10.28*	Offer Letter to Ryan Yost, dated February 12, 2024	10.1	Quarterly Report on Form 10-Q, filed April 30, 2024

10.29*	Promotion Letter to Danny Allouche, dated November 14, 2024	10.1	Quarterly Report on Form 10-Q, filed April 29, 2025

10.30*	Promotion Letter to Deena Baker-Nel, dated February 27, 2025	10.2	Quarterly Report on Form 10-Q, filed April 29, 2025

19†	Insider Trading Compliance Policy and Procedures	N/A	N/A

21†	List of Subsidiaries	N/A	N/A

23†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	N/A	N/A

24†	Power of Attorney (see Signatures – Power of Attorney)	N/A	N/A

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	N/A

97	Policy for Recovery of Erroneously Awarded Compensation	97	2023 Annual Report on Form 10-K, filed February 21, 2024

101.INS†††	Inline XBRL Instance Filing – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	N/A	N/A

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing(1)
101.SCH†††	Inline XBRL Extension Schema Filing	N/A	N/A

101.CAL†††	Inline XBRL Extension Calculation Linkbase Filing	N/A	N/A

101.DEF†††	Inline XBRL Extension Definition Linkbase Filing	N/A	N/A

101.LAB†††	Inline XBRL Extension Label Linkbase Filing	N/A	N/A

101.PRE†††	Inline XBRL Extension Presentation Linkbase Filing	N/A	N/A

104†††	Inline XBRL for the cover page of this Annual Report on Form 10-K, included as part of the Exhibit 101 inline XBRL document set
______________________

(1)	Unless otherwise noted, the File Number for all filings is File No. 1-7685.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
†	Filed herewith.
††
This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†††
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION

By:	/s/ Gregory S. Lovins
Gregory S. Lovins
Senior Vice President and Chief Financial Officer
Dated: February 25, 2026

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

Signature	Title	Date

/s/ Deon M. Stander	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Deon M. Stander

/s/ Gregory S. Lovins	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Gregory S. Lovins

/s/ Divina F. Santiago	Vice President, Controller (Principal Accounting Officer)	February 25, 2026
Divina F. Santiago

/s/ Mitchell R. Butier	Chairman	February 25, 2026
Mitchell R. Butier

/s/ Bradley A. Alford	Director	February 25, 2026
Bradley A. Alford

/s/ Ward H. Dickson	Director	February 25, 2026
Ward H. Dickson

/s/ David E. Flitman	Director	February 25, 2026
David E. Flitman

/s/ Andres A. Lopez	Director	February 25, 2026
Andres A. Lopez

/s/ Maria Fernanda Mejia	Director	February 25, 2026
Maria Fernanda Mejia

/s/ Francesca Reverberi	Director	February 25, 2026
Francesca Reverberi

/s/ Patrick T. Siewert	Director	February 25, 2026
Patrick T. Siewert

/s/ William R. Wagner	Director	February 25, 2026
William R. Wagner