Form 10-Q
period 2026-03-31
Avery Dennison Corp
filed 2026-05-05
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of May 2, 2026: 76,490,385

AVERY DENNISON CORPORATION
FISCAL FIRST QUARTER 2026 QUARTERLY REPORT ON FORM 10-Q

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
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide economic, social, geopolitical and market conditions; changes in geopolitical conditions, including those related to trade relations and tariffs, China, recent conflicts involving the U.S., Israel and Iran and related hostilities in the Middle East, the Russia-Ukraine war, the Israel-Hamas war; fluctuations in foreign currency exchange rates; and other risks associated with international operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; environmental regulations and sustainability trends; the impact of competitive products and pricing; the execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; the financial condition of distributors; outsourced manufacturers; product and service quality claims; restructuring and other cost reduction actions; our ability to generate sustained productivity improvement and our ability to achieve and sustain targeted cost reductions; the timely development and market acceptance of new products, including sustainable or sustainably-sourced products; our investment in development activities and new production facilities; the collection of receivables from customers; and our sustainability and governance practices
•Information Technology – disruptions in information technology systems; cybersecurity events or other security breaches; and successful installation of new or upgraded information technology systems
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; and the realization of deferred tax assets
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – our ability to obtain adequate financing arrangements and maintain access to capital; credit rating risks; fluctuations in interest rates; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of our intellectual property; the impact of legal and regulatory proceedings, including with respect to anti-corruption, environmental, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the filing date of this Form 10-Q. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$255.1	$202.8
Trade accounts receivable, less allowances of $27.1 and $28.1 at March 31, 2026 and December 31, 2025, respectively	1,647.1	1,503.9
Inventories	989.4	975.8
Other current assets	327.9	307.8
Total current assets	3,219.5	2,990.3
Property, plant and equipment, net	1,573.5	1,607.7
Goodwill	2,263.0	2,272.5
Other intangibles resulting from business acquisitions, net	801.2	827.5
Deferred tax assets	142.4	125.3
Other assets	979.0	978.4
Total assets	$8,978.6	$8,801.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$605.0	$522.9
Accounts payable	1,329.5	1,261.7
Accrued payroll and employee benefits	200.2	232.7
Other current liabilities	665.0	636.3
Total current liabilities	2,799.7	2,653.6
Long-term debt and finance leases	3,185.1	3,210.0
Long-term retirement benefits and other liabilities	411.4	432.0
Deferred tax liabilities and income taxes payable	281.9	264.0
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at March 31, 2026 and December 31, 2025; issued – 124,126,624 shares at March 31, 2026 and December 31, 2025; outstanding – 76,661,900 and 76,877,487 shares at March 31, 2026 and December 31, 2025, respectively	124.1	124.1
Capital in excess of par value	817.6	834.3
Retained earnings	5,709.4	5,597.5
Treasury stock at cost, 47,464,724 shares and 47,249,137 shares at March 31, 2026 and December 31, 2025, respectively	(3,957.6)	(3,904.1)
Accumulated other comprehensive loss	(393.0)	(409.7)
Total shareholders’ equity	2,300.5	2,242.1
Total liabilities and shareholders’ equity	$8,978.6	$8,801.7
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	March 31, 2026	March 29, 2025
Net sales	$2,298.5	$2,148.3
Cost of products sold	1,633.7	1,526.8
Gross profit	664.8	621.5
Marketing, general and administrative expense	375.1	347.0
Other expense (income), net	17.8	19.9
Interest expense	35.6	30.9
Other non-operating expense (income), net	(4.1)	(3.3)
Income before taxes	240.4	227.0
Provision for income taxes	72.3	60.7
Net income	$168.1	$166.3

Per share amounts:
Net income per common share	$2.19	$2.10
Net income per common share, assuming dilution	$2.18	$2.09

Weighted average number of shares outstanding:
Common shares	76.8	79.2
Common shares, assuming dilution	77.0	79.4
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Net income	$168.1	$166.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	11.3	2.9
Pension and other postretirement benefits	—	.6
Cash flow hedges	3.1	4.9
Fair value hedges	2.3	(1.5)
Other comprehensive income (loss), net of tax	16.7	6.9
Total comprehensive income, net of tax	$184.8	$173.2
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Operating Activities
Net income	$168.1	$166.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	53.3	48.8
Amortization	33.5	29.1
Provision for credit losses and sales returns	11.6	11.9
Stock-based compensation	5.8	7.9
Deferred taxes and other non-cash taxes	(21.1)	(14.8)
Other non-cash expense and loss (income and gain), net	14.2	20.5
Changes in assets and liabilities and other adjustments	(128.9)	(286.0)
Net cash provided by (used in) operating activities	136.5	(16.3)

Investing Activities
Purchases of property, plant and equipment	(28.3)	(36.0)
Purchases of software and other deferred charges	(7.7)	(7.6)
Proceeds from sales of property, plant and equipment	.7	—
Proceeds from insurance and sales (purchases) of investments, net	3.2	6.8
Proceeds from settlement of net investment hedges	—	6.2
Payments for acquisitions, net of cash acquired, and venture investments	(.5)	(2.6)
Net cash used in investing activities	(32.6)	(33.2)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	93.2	796.5
Repayments of long-term debt and finance leases	(1.7)	(525.0)
Dividends paid	(72.3)	(69.4)
Share repurchases	(60.6)	(261.6)
Net (tax withholding) proceeds related to stock-based compensation	(9.2)	(11.9)
Payments for settlement of fair value hedges	—	(13.5)
Net cash used in financing activities	(50.6)	(84.9)

Effect of foreign currency translation on cash balances	(1.0)	1.2
Increase (decrease) in cash and cash equivalents	52.3	(133.2)
Cash and cash equivalents, beginning of year	202.8	329.1
Cash and cash equivalents, end of period	$255.1	$195.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
The unaudited Condensed Consolidated Financial Statements and related notes in this Quarterly Report on Form 10-Q are presented as permitted by Article 10 of Regulation S-X and do not contain certain information included in the audited Consolidated Financial Statements and related notes in our 2025 Annual Report on Form 10-K, which should be read in conjunction with this report. These unaudited Condensed Consolidated Financial Statements contain all adjustments of a normal and recurring nature necessary for a fair statement of our interim results. Interim results of operations are not necessarily indicative of the results expected for the full fiscal year or any future period. These unaudited Condensed Consolidated Financial Statements reflect our current estimates and assumptions affecting (i) our reported amounts of assets and liabilities and related disclosures as of the date of the financial statements and (ii) our reported amounts of sales and expenses during the reporting periods presented.
Fiscal Periods
The three months ended March 31, 2026 and March 29, 2025 consisted of 90 and 91 days, respectively.
Our 2026 fiscal year is coincident with the calendar year, beginning on January 1 and ending on December 31; our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025.
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the three months ended March 31, 2026 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 31, 2025	$886.0	$1,386.5	$2,272.5
Acquisition adjustments(1)	.2	—	.2
Translation adjustments	(5.3)	(4.4)	(9.7)
Goodwill as of March 31, 2026	$880.9	$1,382.1	$2,263.0
(1) Measurement period adjustments related to the purchase price allocation for our 2025 acquisition of W.F. Taylor Holdings, Inc.
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $25.8 million and $22.1 million for the three months ended March 31, 2026 and March 29, 2025, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2026 and for each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2026 (remainder of year)	$76.2
2027	101.6
2028	93.6
2029	78.4
2030	76.4
Thereafter	200.5
Note 3. Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.68 billion at March 31, 2026 and $3.67 billion at December 31, 2025. Fair value was determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $1.20 billion revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents in excess of $50 million to a certain measure of income. As of both March 31, 2026 and December 31, 2025, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of March 31, 2026 or December 31, 2025.

Avery Dennison Corporation
Note 4. Cost Reduction Actions
2026 Actions
We recorded $15.9 million in restructuring charges during the three months ended March 31, 2026. These charges consisted of severance and related costs for the reduction of approximately 370 positions, as well as asset impairment charges, at various locations across our company as a result of actions taken to optimize our operational footprint and workforce headcount.
During the three months ended March 31, 2026, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2025	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at March 31, 2026
2026 Actions
Severance and related costs	$—	$14.6	$(11.8)	$—	$—	$2.8
Asset impairment	—	.7	—	(.7)	—	—
Lease cancellation charges	—	.6	—	—	—	.6
2025 Actions
Severance and related costs	$14.4	$(.1)	$(2.5)	$—	$(.2)	$11.6
Total	$14.4	$15.8	$(14.3)	$(.7)	$(.2)	$15.0
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
The table below shows the amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$6.6	$2.5
Solutions Group	9.0	2.0
Corporate	.2	.4
Total	$15.8	$4.9
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
Fair Value Hedges
We enter into foreign currency forward contracts to hedge our euro-denominated debt to offset changes in the fair value of the hedged item attributable to foreign currency risk. As of March 31, 2026, the foreign currency forward contracts hedging our €500 million of senior notes due in the third quarter of 2035 and €500 million of senior notes due in the fourth quarter of 2034 mature in September and December 2026, respectively.
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

Avery Dennison Corporation
Net Investment Hedges
We enter into foreign currency contracts and zero-cost collars, which are combined as net investment hedges for accounting purposes. These net investment hedges minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and bought call strike rates of the contracts. As of March 31, 2026, the notional amount of these hedges was €1.0 billion, consisting of two €500 million tranches that mature in September and December 2026.
We enter into cross-currency swap contracts and zero-cost collars, which are also combined as net investment hedges for accounting purposes. These net investment hedges minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and bought call strike rates of the contracts. The cross-currency swap contracts and zero-cost collars mature in February 2036 and 2027, respectively.
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

The following table shows the fair value and balance sheet locations of our fair value hedges, cross-currency swap contracts designated as cash flow hedges and net investment hedges as of March 31, 2026 and December 31, 2025:

(In millions)	Notional Amount	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Type of Hedge
March 31, 2026
Derivatives designated as hedges:
Foreign currency forward contracts	$1,147.3	$—	$—	$33.1	$—	Fair value
Cross-currency swap contracts	250.0	—	—	—	.7	Cash flow
Foreign currency forward contracts with collars	1,147.3	19.4	—	—	—	Net investment
Cross-currency swap contracts with collars	77.8	—	1.7	.7	1.3	Net investment
Total		$19.4	$1.7	$33.8	$2.0

December 31, 2025
Derivatives designated as hedges:
Foreign currency forward contracts	$1,173.8	$—	$—	$—	$4.5	Fair value
Cross-currency swap contracts	250.0	—	—	—	9.9	Cash flow
Foreign currency forward contracts with collars	1,173.8	—	2.6	—	—	Net investment
Total		$—	$2.6	$—	$14.4
The following table shows the components of net gains (losses) recognized in income related to derivative instruments:

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Gain (loss) on derivatives designated as fair value hedges:
Foreign currency forward contracts - Marketing, general and administrative expense	$(26.5)	$19.9
The impact of the hedged items associated with the derivatives in the table above is recorded to the same income statement line as the derivative instrument. The net gains (losses) recognized in income related to our cross-currency swap contracts were not material to the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and March 29, 2025.
We recognized a gain in translation of approximately $11 million and a loss of approximately $8 million for the net investment hedges for the three months ended March 31, 2026, and March 29, 2025, respectively.

Avery Dennison Corporation
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended
(Dollars in millions)	March 31, 2026	March 29, 2025
Income before taxes	$240.4	$227.0
Provision for income taxes	72.3	60.7
Effective tax rate	30.1%	26.7%

Our provision for income taxes for the three months ended March 31, 2026 included a net tax charge related to the tax on recognition of foreign withholding taxes on current year earnings and net controlled foreign corporation tested income of our foreign subsidiaries, partially offset by the benefit from foreign-derived deduction eligible income. Our provision for income taxes for the three months ended March 31, 2026 also included a net discrete charge from increases in tax reserves related to a court ruling impacting tax group requirements in a foreign jurisdiction.

Our provision for income taxes for the three months ended March 29, 2025 included a net tax charge related to the tax on global intangible low-taxed income of our foreign subsidiaries and recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income. Our provision for income taxes for the three months ended March 29, 2025 also included a discrete benefit from a favorable ruling related to deductibility of interest expense in a foreign jurisdiction.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our tax provision for income taxes and the related liabilities. We and our U.S. subsidiaries have completed the IRS Compliance Assurance Process through 2023. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended
(In millions, except per share amounts)	March 31, 2026	March 29, 2025
(A)Net income	$168.1	$166.3
(B)Weighted average number of common shares outstanding	76.8	79.2
Dilutive shares (additional common shares issuable under stock-based awards)	.2	.2
(C) Weighted average number of common shares outstanding, assuming dilution	77.0	79.4
Net income per common share: (A) ÷ (B)	$2.19	$2.10
Net income per common share, assuming dilution: (A) ÷ (C)	$2.18	$2.09
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for both the three months ended March 31, 2026 and March 29, 2025.

Avery Dennison Corporation
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Common stock issued, $1 par value per share	$124.1	$124.1
Capital in excess of par value
Beginning balance	$834.3	$840.6
Issuance of shares under stock-based compensation plans(1)	(16.7)	(22.9)
Ending balance	$817.6	$817.7
Retained earnings
Beginning balance	$5,597.5	$5,151.2
Cumulative-effect adjustment upon adoption of accounting standard update(2)	—	10.2
Net income	168.1	166.3
Issuance of shares under stock-based compensation plans(1)	9.1	11.2
Contribution of shares to 401(k) plan(1)	7.0	7.0
Dividends	(72.3)	(69.4)
Ending balance	$5,709.4	$5,276.5
Treasury stock at cost
Beginning balance	$(3,904.1)	$(3,347.5)
Repurchase of shares for treasury	(60.9)	(261.6)
Issuance of shares under stock-based compensation plans(1)	4.2	7.7
Contribution of shares to 401(k) plan(1)	3.2	2.8
Ending balance	$(3,957.6)	$(3,598.6)
Accumulated other comprehensive loss
Beginning balance	$(409.7)	$(456.1)
Other comprehensive income (loss), net of tax	16.7	6.9
Ending balance	$(393.0)	$(449.2)
(1) We fund a portion of our employee-related costs using shares of our common stock held in treasury. We reduce capital in excess of par value based on the grant date fair value of vesting awards and record net gains or losses associated with using treasury shares to retained earnings.
(2) In the first quarter of 2025, we adopted accounting guidance that requires crypto assets to be measured at fair value, which resulted in an adjustment to reflect the difference between the carrying value of our holdings in crypto assets and their fair value as of the beginning of 2025. Crypto assets were not material to the unaudited Condensed Consolidated Financial Statements.
Dividends per common share were as follows:

	Three Months Ended
	March 31, 2026	March 29, 2025
Dividends per common share	$.94	$.88

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the three-month period ended March 31, 2026 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Fair Value Hedges	Total
Balance as of December 31, 2025	$(359.0)	$(49.2)	$.1	$(1.6)	$(409.7)
Other comprehensive income (loss) before reclassifications, net of tax	11.3	—	3.4	2.3	17.0
Reclassifications to net income, net of tax	—	—	(.3)	—	(.3)
Other comprehensive income (loss), net of tax	11.3	—	3.1	2.3	16.7
Balance as of March 31, 2026	$(347.7)	$(49.2)	$3.2	$.7	$(393.0)
(1) Included the impact of our derivative financial instruments, accounted for as net investment hedges. Refer to Note 5, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
(1) Included the impact of our derivative financial instruments, accounted for as net investment hedges. Refer to Note 5, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of March 31, 2026 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.7	$24.1	$24.6	$—
Derivative assets	30.4	.7	29.7	—
Bank drafts	5.6	5.6	—	—
Liabilities
Derivative liabilities	$40.9	$.2	$40.7	$—
Contingent consideration liabilities	2.7	—	—	2.7

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$49.1	$24.1	$25.0	$—
Derivative assets	7.2	—	7.2	—
Bank drafts	7.5	7.5	—	—
Liabilities
Derivative liabilities	$18.0	$.3	$17.7	$—
Contingent consideration liabilities	2.7	—	—	2.7
Investments include fixed income securities (primarily U.S. government and corporate debt and equity securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. Investments of $1.4 million and $1.1 million were included in "Cash and cash equivalents," $46.6 million and $46.9 million in "Other current assets," and $0.7 million and $1.1 million in “Other assets” as of March 31, 2026 and December 31, 2025, respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months), which are valued at face value due to their short-term nature, were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of March 31, 2026 and December 31, 2025 relate to estimated earn-out payments associated with an acquisition completed in 2021, which are subject to the acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified within Level 3 of the valuation hierarchy. Activity related to contingent consideration was immaterial for the three months ended March 31, 2026 and March 29, 2025.
In addition to the investments described above, we hold venture investments that had a total carrying value of approximately $57 million and $58 million as of March 31, 2026 and December 31, 2025, respectively, which was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets. We hold certain venture investments based on Level 1 inputs; the fair value of these investments was $0.7 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively. We recognized a net loss of $1.3 million and $14.3 million in our venture and other investments for the three months ended March 31, 2026 and March 29, 2025, respectively. These net losses were recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income.
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
As of March 31, 2026, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we enter into with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the three months ended March 31, 2026 is shown below.

(In millions)
Balance at December 31, 2025	$10.0
Charges, net of reversals	.1
Payments	(.5)
Balance at March 31, 2026	$9.6
Approximately $2 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of both March 31, 2026 and December 31, 2025.
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

	Three Months Ended
(In millions)	March 31, 2026(1)	March 29, 2025
Net sales to unaffiliated customers
Materials Group:
North America	$529.8	$490.2
Europe, the Middle East and North Africa	590.0	517.6
Asia Pacific	408.9	358.5
Latin America	120.6	113.8
Total Materials Group	1,649.3	1,480.1
Solutions Group:
Apparel and other	438.0	454.8
Identification Solutions and Vestcom	211.2	213.4
Total Solutions Group	649.2	668.2
Net sales to unaffiliated customers	$2,298.5	$2,148.3
(1) Beginning in the first quarter of 2026 and to better align with our growth strategy, incremental revenues for certain radio-frequency identification products were reflected in the Materials Group reportable segment; in prior years, these revenues were reflected in the Solutions Group reportable segment. Prior-year amounts were not material.

Avery Dennison Corporation
Segment Information
Our chief operating decision maker uses segment adjusted operating income to evaluate segment performance and allocate resources. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; and other non-operating expense (income), net. Segment results and reconciliation to income before taxes are presented below.

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Materials Group
Net sales to unaffiliated customers	$1,649.3	$1,480.1
Segment expense(1)	1,395.1	1,249.8
Segment adjusted operating income	$254.2	$230.3
Solutions Group
Net sales to unaffiliated customers	$649.2	$668.2
Segment expense(1)	590.7	600.0
Segment adjusted operating income	$58.5	$68.2
(1) Segment expense included cost of products sold and marketing, general and administrative expense and excluded other expense (income), net.

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Segment adjusted operating income
Materials Group	$254.2	$230.3
Solutions Group	58.5	68.2
Total	312.7	298.5
Corporate expense(1)	(23.0)	(24.0)
Other expense (income), net	(17.8)	(19.9)
Interest expense	(35.6)	(30.9)
Other non-operating expense (income), net	4.1	3.3
Income before taxes	$240.4	$227.0
(1) Corporate expense generally includes unallocated corporate headquarter expenses such as administrative and stock-based compensation costs.
Additional Segment Information
Additional financial information by reportable segment is shown below. We do not disclose total assets by reportable segment since we neither generate nor review that information internally.

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Intersegment sales
Materials Group	$33.7	$43.9
Solutions Group	14.5	13.2
Intersegment sales	$48.2	$57.1
Capital expenditures(1)(2)
Materials Group	$16.5	$13.6
Solutions Group	12.4	17.4
Capital expenditures	$28.9	$31.0
Depreciation and amortization expense(1)
Materials Group	$38.7	$31.5
Solutions Group	48.1	46.4
Depreciation and amortization expense	$86.8	$77.9
(1) Corporate capital expenditures and depreciation and amortization expense are allocated to the reportable segments based on their percentage of consolidated net sales.
(2) Capital expenditures for property, plant and equipment included accruals.

Avery Dennison Corporation
Other expense (income), net, by type was as follows:

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$14.5	$4.7
Asset impairment and lease cancellation charges	1.3	.2
(Gain) loss on venture and other investments	1.3	14.3
Loss from Argentine peso remeasurement	.5	.7
Other items, net(1)	.2	—
Other expense (income), net	$17.8	$19.9
(1) Included outcomes of legal matters and settlements and transaction and related costs, net of (gain) loss on sales of assets.

Note 12. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	March 31, 2026	December 31, 2025
Raw materials	$414.2	$387.6
Work-in-progress	227.6	242.5
Finished goods	347.6	345.7
Inventories	$989.4	$975.8
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	March 31, 2026	December 31, 2025
Property, plant and equipment	$4,261.9	$4,271.9
Accumulated depreciation	(2,688.4)	(2,664.2)
Property, plant and equipment, net	$1,573.5	$1,607.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Beginning balance	$28.1	$29.0
Provision for credit losses	1.6	—
Amounts written off	(2.3)	(.6)
Other, including foreign currency translation	(.3)	.5
Ending balance	$27.1	$28.9

Avery Dennison Corporation
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs were included in accounts payable in our unaudited Condensed Consolidated Balance Sheets and activities related to these programs were presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of March 31, 2026 and December 31, 2025, $375.5 million and $383.8 million, respectively, were due to financial institutions for suppliers that participate in these programs.
Note 13. Subsequent Events
On April 27, 2026, we completed approximately $75 million of minority investment in Wiliot Ltd., a leader in physical artificial intelligence for supply chains. We expect this investment to expand our portfolio of sensor technologies and solutions. We funded this investment using a combination of cash and commercial paper borrowings.

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
•Sales change ex. currency refers to the increase or decrease in net sales, excluding the estimated impact of foreign currency translation, and, where applicable, currency adjustments for transitional reporting of highly inflationary economies and the reclassification of sales between segments. Additionally, where applicable, sales change ex. currency is also adjusted for the estimated impact of extra days in our fiscal year and the calendar shift resulting from extra days in the prior fiscal year. The estimated impact of foreign currency translation is calculated on a constant currency basis, with prior-period results translated at current-period average exchange rates to exclude the effect of foreign currency fluctuations. Our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025; fiscal years 2026 and beyond are coincident with the calendar year, beginning on January 1 and ending on December 31.
•Organic sales change refers to sales change ex. currency, excluding the estimated impact of acquisitions and product line divestitures.
We believe that sales change ex. currency and organic sales change assist investors in evaluating the sales change from the ongoing activities of our businesses and enhance their ability to evaluate our results from period to period.
•Adjusted free cash flow refers to cash flow provided by (used in) operating activities, less payments for property, plant and equipment, less payments for software and other deferred charges, plus proceeds from sales of property, plant and equipment, plus (minus) net proceeds from insurance and sales (purchases) of investments. Where applicable, adjusted free cash flow is also adjusted for certain acquisition-related transaction costs, proceeds from company-owned life insurance policies and net cash used for Argentine Blue Chip Swap securities. We believe that adjusted free cash flow assists investors by showing the amount of cash we have available for debt reductions, dividends, share repurchases and acquisitions.
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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Fiscal Year
The three months ended March 31, 2026 and March 29, 2025 consisted of 90 and 91 days, respectively.
Our 2026 fiscal year is coincident with the calendar year, beginning on January 1 and ending on December 31; our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025.
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended March 31, 2026
Net sales change	7%
Foreign currency translation	(5)
Sales change ex. currency(1)	2
Acquisitions	(1)
Organic sales change(1)	1%
(1) Totals may not sum due to rounding.
In the three months ended March 31, 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume partially offset by the impact of raw material deflation-related price reductions and unfavorable mix.
Net Income
Net income increased from approximately $166 million in the first three months of 2025 to approximately $168 million in the first three months of 2026. The primary factors affecting this increase were:
•Higher volume
•Favorable foreign currency translation
•Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
•Prior-year losses on venture and other investments
•Net benefit of pricing and raw material costs, including material re-engineering
These items were partially offset by the following factors:
•Unfavorable mix
•Higher employee-related costs
•Higher provision for income taxes
•Higher restructuring charges, net of reversals
•Growth investments

Cost Reduction Actions
2026 Actions
We recorded $15.9 million in restructuring charges during the three months ended March 31, 2026. These charges consisted of severance and related costs for the reduction of approximately 370 positions, as well as asset impairment charges, at various locations across our company as a result of actions taken to optimize our operational footprint and workforce headcount.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Net cash provided by (used in) operating activities	$136.5	$(16.3)
Purchases of property, plant and equipment	(28.3)	(36.0)
Purchases of software and other deferred charges	(7.7)	(7.6)
Proceeds from sales of property, plant and equipment	.7	—
Proceeds from insurance and sales (purchases) of investments, net	3.2	6.8
Adjusted free cash flow	$104.4	$(53.1)
During the first three months of 2026, net cash provided by (used in) operating activities increased compared to the same period last year primarily due to lower incentive compensation payments and changes in operational working capital, partially offset by higher tax payments, net of refunds. During the first three months of 2026, adjusted free cash flow increased compared to the same period last year primarily due to an increase in net cash provided by operating activities.
Outlook
Certain factors that we anticipate will contribute to our 2026 results are described below.
•Based on recent rates, favorable impact from foreign currency translation to our full-year net sales and operating income
•Unfavorable impact from higher interest expense to our operating income
•Our full-year effective tax rate to be in the high-twenty percent range
•Incremental savings from restructuring actions, net of transition costs
•Unfavorable impact to our operating income from the normalization of the majority of our prior-year temporary cost savings, which was largely related to lower incentive compensation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE FIRST QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Net sales	$2,298.5	$2,148.3
Cost of products sold	1,633.7	1,526.8
Gross profit	664.8	621.5
Marketing, general and administrative expense	375.1	347.0
Other expense (income), net	17.8	19.9
Interest expense	35.6	30.9
Other non-operating expense (income), net	(4.1)	(3.3)
Income before taxes	$240.4	$227.0
Gross Profit
Gross profit for the first quarter of 2026 increased from the same period last year due to higher volume, favorable foreign currency translation and the net benefit of pricing and raw material costs, including material re-engineering and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by unfavorable mix and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first quarter of 2026 compared to the same period last year primarily due to unfavorable foreign currency translation, higher employee-related costs and growth investments, partially offset by benefits from productivity initiatives and savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$14.5	$4.7
Asset impairment and lease cancellation charges	1.3	.2
(Gain) loss on venture and other investments	1.3	14.3
Loss from Argentine peso remeasurement	.5	.7
Other items, net	.2	—
Other expense (income), net	$17.8	$19.9
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the first quarter of 2026 compared to the same period last year primarily due to the €500 million of senior notes we issued in September 2025.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	March 31, 2026	March 29, 2025
Income before taxes	$240.4	$227.0
Provision for income taxes	72.3	60.7
Net income	$168.1	$166.3
Per share amounts:
Net income per common share	$2.19	$2.10
Net income per common share, assuming dilution	2.18	2.09
Effective tax rate	30.1%	26.7%
Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2026 increased compared to the same period last year primarily due to a higher net discrete charge from increases in tax reserves related to a court ruling impacting tax group requirements in a foreign jurisdiction. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE FIRST QUARTER
Our chief operating decision maker uses segment adjusted operating income to evaluate segment performance and allocate resources. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; and other non-operating expense (income), net.
Refer to Note 11, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Materials Group

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Net sales including intersegment sales	$1,683.0	$1,524.0
Less intersegment sales	(33.7)	(43.9)
Net sales	$1,649.3	$1,480.1
Segment adjusted operating income(1)	254.2	230.3
(1) Segment adjusted operating income excluded other expense (income), net, of $7.7 million and $4.4 million in the first quarters of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, loss from Argentine peso remeasurement, (gain) loss on venture and other investments, outcomes of legal matters and settlements, transaction and related costs and (gain) loss on sales of assets.

Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
March 31, 2026
Net sales change	11%
Reclassification of sales between segments	(1)
Foreign currency translation	(7)
Sales change ex. currency(1)	4
Acquisitions	(2)
Organic sales change(1)	2%
(1) Totals may not sum due to rounding.
In the first quarter of 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, partially offset by the impact of raw material deflation-related price reductions and unfavorable mix. On an organic basis, net sales increased by a low single digit rate in North America and by a high single digit rate in Asia Pacific, decreased by a mid-single digit rate in Latin America and were comparable in Europe, the Middle East and North Africa.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the first quarter of 2026 compared to the same period last year primarily due to higher volume, favorable foreign currency translation and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by unfavorable mix and higher employee-related costs.
Solutions Group

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Net sales including intersegment sales	$663.7	$681.4
Less intersegment sales	(14.5)	(13.2)
Net sales	$649.2	$668.2
Segment adjusted operating income(1)	58.5	68.2
(1) Segment adjusted operating income excluded other expense (income), net, of $9.9 million and $10.1 million in the first quarters of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions and (gain) loss on venture and other investments.

Avery Dennison Corporation
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
March 31, 2026
Net sales change	(3)%
Reclassification of sales between segments	3
Foreign currency translation	(1)
Sales change ex. currency(1)	(1)
Organic sales change(1)	(1)%
(1) Totals may not sum due to rounding.
In the first quarter of 2026, net sales decreased on an organic basis compared to the same period in the prior year due to a mid-single digit rate decrease in the base business, partially offset by a low single digit rate increase in high-value categories. Company-wide, on an organic basis, net sales of intelligent labels decreased by a low single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income decreased in the first quarter of 2026 compared to the same period last year primarily due to higher employee-related costs, unfavorable volume and growth investments, partially offset by the net benefit of pricing and raw material costs and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Net income	$168.1	$166.3
Depreciation	53.3	48.8
Amortization	33.5	29.1
Provision for credit losses and sales returns	11.6	11.9
Stock-based compensation	5.8	7.9
Deferred taxes and other non-cash taxes	(21.1)	(14.8)
Other non-cash expense and loss (income and gain), net	14.2	20.5
Changes in assets and liabilities and other adjustments	(128.9)	(286.0)
Net cash provided by (used in) operating activities	$136.5	$(16.3)
During the first three months of 2026, net cash provided by (used in) operating activities increased compared to the same period last year primarily due to lower incentive compensation payments and changes in operational working capital, partially offset by higher tax payments, net of refunds.
Investing Activities

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Purchases of property, plant and equipment	$(28.3)	$(36.0)
Purchases of software and other deferred charges	(7.7)	(7.6)
Proceeds from sales of property, plant and equipment	.7	—
Proceeds from insurance and sales (purchases) of investments, net	3.2	6.8
Proceeds from settlement of net investment hedges	—	6.2
Payments for acquisitions, net of cash acquired, and venture investments	(.5)	(2.6)
Net cash used in investing activities	$(32.6)	$(33.2)

Avery Dennison Corporation
Purchases of Property, Plant and Equipment
During the first three months of 2026, in our Materials Group reportable segment, we primarily invested in equipment to support growth in the U.S., certain countries in Europe, including Belgium and Luxembourg, and certain countries in Asia Pacific, including China and Malaysia; in our Solutions Group reportable segment, we primarily invested in equipment to support growth in certain countries in Asia Pacific, including Vietnam and China, the U.S. and certain countries in Latin America, primarily Mexico.
During the first three months of 2025, in our Materials Group reportable segment, we primarily invested in equipment to support growth in the U.S. and certain countries in Europe, primarily Belgium; in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including Vietnam and China, and the U.S.
Purchases of Software and Other Deferred Charges
During the first three months of 2026 and 2025, we primarily invested in information technology upgrades in the U.S.
Proceeds from Insurance and Sales (Purchases) of Investments, Net
During the first three months of 2026, we received lower proceeds from sales of investments.
Proceeds from Settlement of Net Investment Hedges
During the first three months of 2025, we settled €420 million notional amount of net investment hedges.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first three months of 2026, we paid $0.5 million for purchase price adjustments related to our acquisition of W.F. Taylor Holdings, Inc. and for a venture investment. During the first three months of 2025, we paid $2.6 million for venture investments.
Financing Activities

	Three Months Ended
(In millions)	March 31, 2026	March 29, 2025
Net increase (decrease) in borrowings with maturities of three months or less	$93.2	$796.5
Repayments of long-term debt and finance leases	(1.7)	(525.0)
Dividends paid	(72.3)	(69.4)
Share repurchases	(60.6)	(261.6)
Net (tax withholding) proceeds related to stock-based compensation	(9.2)	(11.9)
Payments for settlement of fair value hedges	—	(13.5)
Net cash used in financing activities	$(50.6)	$(84.9)
Borrowings and Repayment of Debt
During the first three months of 2026 and 2025, our commercial paper borrowings were used to fund dividend payments, share repurchases, capital expenditures and other general corporate purposes. During the first three months of 2025, commercial paper borrowings were also used to fund the repayment of long-term debt.
In the first quarter of 2025, we repaid our €500 million of senior notes at maturity using the net proceeds from the €500 million of senior notes we issued in the fourth quarter of 2024, cash flows from operations and commercial paper borrowings.
Dividends Paid
We paid dividends of $0.94 per share in the first three months of 2026 compared to $0.88 per share in the same period last year. In April 2026, subsequent to the end of the first quarter of 2026, we increased our quarterly dividend rate to $1.00 per share, representing an increase of approximately 6% from our previous quarterly dividend rate of $0.94 per share.
Share Repurchases
During the first three months of 2026 and 2025, we repurchased approximately 0.3 million and 1.4 million shares of our common stock, respectively.

Payments for Settlement of Fair Value Hedges
During the first three months of 2025, we settled €420 million notional amount of fair value hedges.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the three months ended March 31, 2026, goodwill decreased by approximately $10 million to $2.26 billion, primarily reflecting the impact of foreign currency translation.
In the three months ended March 31, 2026, other intangibles resulting from business acquisitions, net, decreased by approximately $26 million to $801.2 million, primarily reflecting current year amortization expense.

Avery Dennison Corporation
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of March 31, 2026, the balance of our shareholders’ equity was $2.30 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Three Months Ended
(In millions)	March 31, 2026
Change in net sales	$99
International operations generated approximately 69% of our net sales during the three months ended March 31, 2026. Our future results are subject to changes in worldwide economic conditions, tariffs, social, geopolitical, and market conditions in the regions in which we operate and the impact of fluctuations in foreign currency exchange and interest rates.
The favorable impact of foreign currency translation on net sales in the first three months of 2026 compared to the same period last year was primarily related to euro-denominated sales and sales in China.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the first quarter of 2026 decreased compared to the first quarter of 2025.

(In millions, except percentages)	March 31, 2026	March 29, 2025
(A) Working capital	$419.8	$77.6
Reconciling items:
Cash and cash equivalents	(255.1)	(195.9)
Other current assets	(327.9)	(299.0)
Short-term borrowings and current portion of long-term debt and finance leases	605.0	877.5
Accrued payroll and employee benefits and other current liabilities	865.2	802.7
(B) Operational working capital	$1,307.0	$1,262.9
(C) First-quarter net sales, annualized	$9,321.7	$8,593.2
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	14.0%	14.7%
Accounts Receivable Ratio
The average number of days sales outstanding was 65 days in the first quarter of 2026 compared to 64 days in the first quarter of 2025, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The increase in average number of days sales outstanding primarily reflected the timing of collections, partially offset by the impact of foreign currency translation.

Avery Dennison Corporation
Inventory Ratio
Average inventory turnover was 6.7 in the first quarter of 2026 compared to 6.0 in the first quarter of 2025, calculated using the annualized first-quarter cost of products sold in 2026 and 2025, respectively, and divided by the inventory balance at quarter-end. The increase in average inventory turnover primarily reflected lower inventory balances.
Accounts Payable Ratio
The average number of days payable outstanding was 73 days in the first quarter of 2026 compared to 76 days in the first quarter of 2025, calculated using the accounts payable balance at quarter-end divided by the respective annualized first-quarter cost of products sold. The decrease in average number of days payable outstanding primarily reflected the impact of foreign currency translation, the timing of vendor payments and the impact of acquisitions.
Capital Resources
Capital resources used to fund our operational needs include cash flows from operations, cash and cash equivalents and debt financing, including access to commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”).
The Revolver is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of March 31, 2026 or December 31, 2025.
As of March 31, 2026, we had cash and cash equivalents of $255.1 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of March 31, 2026, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.
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
Capital from Debt
The carrying value of our total debt increased by approximately $57 million in the first three months of 2026 to $3.79 billion, primarily reflecting higher commercial paper borrowings, partially offset by the revaluation of our euro-denominated debt.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that have not been disclosed in our periodic filings with the SEC.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors included in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that have not been disclosed in our periodic filings with the SEC, except as set forth below.
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
In addition, business and operational disruptions or delays caused by geopolitical, social or economic instability and unrest – such as recent civil, political and economic disturbances in Syria, Yemen, Iran, Turkey, North Korea, and Bangladesh and the related impact on global stability, recent conflicts involving the U.S., Israel and Iran and related hostilities in the Middle East, the Russia-Ukraine war, the Israel-Hamas war, the U.S.'s engagement in Venezuela, terrorist attacks and the potential for other hostilities or natural disasters in various parts of the world – could have a material adverse effect on our business. Since the Russia-Ukraine war began in 2022, we have maintained our position of not shipping products to the Russian market. The impact of the continuing war, as well as any further retaliatory actions taken by Russia, the U.S., the European Union and other jurisdictions, is unknown and could have a material adverse effect on our business. In addition, our sales in Israel have not recovered since the beginning of the Israel-Hamas war in late 2023, with sales representing less than 1% of our total net sales in 2025. The recent conflicts involving the U.S., Israel and Iran have affected our operations in the Middle East, a region that represented approximately 2% of our net sales in 2025. The continued impact of these conflicts and any related hostilities in the Middle East region or elsewhere is unknown and could have a material adverse effect on our business.
We are not able to predict the duration and severity of adverse economic, geopolitical, social, or labor conditions in the U.S. or other countries.

Avery Dennison Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended) of registered equity securities in the first quarter of 2026 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans(1)(3)	Approximate dollar value of shares that may yet be purchased under the plans(3)(4)
January	14.6	$182.34	14.6	$523.6
February	44.8	193.06	44.8	515.0
March	286.2	172.30	286.2	465.7
Total	345.6	$175.42	345.6	$465.7
(1) Shares in thousands.
(2) Average price paid per share includes transaction costs to acquire the shares and excludes the non-deductible 1% excise tax on the net value of repurchases imposed under the Inflation Reduction Act of 2022.
(3) In April 2025, our Board authorized the repurchase of shares of our common stock with a fair market value of up to $750.0 million, excluding any fees, commissions or other expenses related to such purchases and in addition to the amount outstanding under our previous Board authorization. Board authorizations remain in effect until shares in the amount authorized thereunder have been repurchased.
(4) Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the first quarter of 2026.

Avery Dennison Corporation
ITEM 6. EXHIBITS

Exhibit 3.1
Amended and Restated Certificate of Incorporation, as filed on April 28, 2011 with the Office of Delaware Secretary of State (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 29, 2011)

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Avery Dennison Corporation, effective as of April 25, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 26, 2024)

Exhibit 3.3
Amended and Restated Bylaws of Avery Dennison Corporation, effective as of February 26, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 26, 2026)

Exhibit 10.1†*	Second Amendment to the 2017 Incentive Award Plan
Exhibit 10.2†*	Promotion letter to Divina Santiago, dated March 9, 2026
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 Inline XBRL document set
____________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

Avery Dennison Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVERY DENNISON CORPORATION
(Registrant)

/s/ Gregory S. Lovins
Gregory S. Lovins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Divina F. Santiago
Divina F. Santiago
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

May 4, 2026