Form 10-Q
period 2026-06-30
Avery Dennison Corp
filed 2026-08-04
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of August 1, 2026: 75,788,142

AVERY DENNISON CORPORATION
FISCAL SECOND QUARTER 2026 QUARTERLY REPORT ON FORM 10-Q

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
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026, and subsequent quarterly reports on Form 10-Q. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
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

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$227.3	$202.8
Trade accounts receivable, less allowances of $29.2 and $28.1 at June 30, 2026 and December 31, 2025, respectively	1,793.5	1,503.9
Inventories	1,031.7	975.8
Other current assets	348.0	307.8
Total current assets	3,400.5	2,990.3
Property, plant and equipment, net	1,565.1	1,607.7
Goodwill	2,262.0	2,272.5
Other intangibles resulting from business acquisitions, net	776.2	827.5
Deferred tax assets	139.8	125.3
Other assets	1,068.7	978.4
Total assets	$9,212.3	$8,801.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$500.5	$522.9
Accounts payable	1,524.7	1,261.7
Accrued payroll and employee benefits	245.8	232.7
Other current liabilities	734.0	636.3
Total current liabilities	3,005.0	2,653.6
Long-term debt and finance leases	3,177.7	3,210.0
Long-term retirement benefits and other liabilities	427.9	432.0
Deferred tax liabilities and income taxes payable	278.9	264.0
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at June 30, 2026 and December 31, 2025; issued – 124,126,624 shares at June 30, 2026 and December 31, 2025; outstanding – 75,902,833 and 76,877,487 shares at June 30, 2026 and December 31, 2025, respectively	124.1	124.1
Capital in excess of par value	822.1	834.3
Retained earnings	5,844.0	5,597.5
Treasury stock at cost, 48,223,791 shares and 47,249,137 shares at June 30, 2026 and December 31, 2025, respectively	(4,087.9)	(3,904.1)
Accumulated other comprehensive loss	(379.5)	(409.7)
Total shareholders’ equity	2,322.8	2,242.1
Total liabilities and shareholders’ equity	$9,212.3	$8,801.7
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Net sales	$2,462.9	$2,220.5	$4,761.4	$4,368.8
Cost of products sold	1,733.5	1,581.4	3,367.2	3,108.2
Gross profit	729.4	639.1	1,394.2	1,260.6
Marketing, general and administrative expense	394.8	352.4	769.9	699.4
Other expense (income), net	21.1	.5	38.9	20.4
Interest expense	35.9	34.0	71.5	64.9
Other non-operating expense (income), net	(5.1)	(3.3)	(9.2)	(6.6)
Income before taxes	282.7	255.5	523.1	482.5
Provision for income taxes	78.6	66.5	150.9	127.2
Net income	$204.1	$189.0	$372.2	$355.3

Per share amounts:
Net income per common share	$2.67	$2.42	$4.87	$4.51
Net income per common share, assuming dilution	$2.67	$2.41	$4.85	$4.50

Weighted average number of shares outstanding:
Common shares	76.3	78.2	76.5	78.7
Common shares, assuming dilution	76.4	78.3	76.7	78.9
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Net income	$204.1	$189.0	$372.2	$355.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	18.7	(.5)	30.0	2.4
Pension and other postretirement benefits	—	.5	—	1.1
Cash flow hedges	(5.7)	(1.2)	(2.6)	3.7
Fair value hedges	.5	.4	2.8	(1.1)
Other comprehensive income (loss), net of tax	13.5	(.8)	30.2	6.1
Total comprehensive income, net of tax	$217.6	$188.2	$402.4	$361.4
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Operating Activities
Net income	$372.2	$355.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106.4	100.3
Amortization	66.8	58.4
Provision for credit losses and sales returns	27.2	25.3
Stock-based compensation	12.2	14.7
Deferred taxes and other non-cash taxes	(19.2)	(12.0)
Other non-cash expense and loss (income and gain), net	29.2	20.8
Changes in assets and liabilities and other adjustments	(50.1)	(370.3)
Net cash provided by operating activities	544.7	192.5

Investing Activities
Purchases of property, plant and equipment	(67.5)	(66.0)
Purchases of software and other deferred charges	(13.9)	(15.2)
Proceeds from sales of property, plant and equipment	.7	15.7
Proceeds from insurance and sales (purchases) of investments, net	5.8	8.8
Proceeds from settlement of net investment hedges	—	6.2
Payments for acquisitions, net of cash acquired, and venture investments	(75.5)	(10.7)
Net cash used in investing activities	(150.4)	(61.2)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	(9.6)	816.2
Repayments of long-term debt and finance leases	(3.4)	(551.6)
Dividends paid	(148.5)	(142.9)
Share repurchases	(198.2)	(360.0)
Net (tax withholding) proceeds related to stock-based compensation	(9.4)	(12.6)
Payments for settlement of fair value hedges	—	(13.5)
Other	(.5)	15.9
Net cash used in financing activities	(369.6)	(248.5)

Effect of foreign currency translation on cash balances	(.2)	4.0
Increase (decrease) in cash and cash equivalents	24.5	(113.2)
Cash and cash equivalents, beginning of year	202.8	329.1
Cash and cash equivalents, end of period	$227.3	$215.9
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
Fiscal Periods
The three and six months ended June 30, 2026 consisted of 91 and 181 days, respectively, and the three and six months ended June 28, 2025 consisted of 91 and 182 days, respectively.
Our 2026 fiscal year is coincident with the calendar year, beginning on January 1 and ending on December 31; our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025.
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the six months ended June 30, 2026 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 31, 2025	$886.0	$1,386.5	$2,272.5
Acquisition adjustments(1)	.4	—	.4
Translation adjustments	(5.2)	(5.7)	(10.9)
Goodwill as of June 30, 2026	$881.2	$1,380.8	$2,262.0
(1) Measurement period adjustments related to the purchase price allocation for our 2025 acquisition of W.F. Taylor Holdings, Inc.
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $25.4 million and $22.1 million for the three months ended June 30, 2026 and June 28, 2025, respectively, and $51.2 million and $44.2 million for the six months ended June 30, 2026 and June 28, 2025, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2026 and for each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2026 (remainder of year)	$50.9
2027	101.7
2028	93.7
2029	78.5
2030	76.5
Thereafter	200.5

Avery Dennison Corporation
Note 3. Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury securities or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper issuances and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.60 billion at June 30, 2026 and $3.67 billion at December 31, 2025. Fair value was determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $1.20 billion revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents in excess of $50 million to a certain measure of income. As of both June 30, 2026 and December 31, 2025, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of June 30, 2026 or December 31, 2025.
Note 4. Cost Reduction Actions
2026 Actions
We recorded $34.7 million in restructuring charges during the six months ended June 30, 2026 related to our 2026 actions. These charges consisted of severance and related costs for the reduction of approximately 600 positions, as well as asset impairment charges, at various locations across our company related to actions taken to optimize our operational footprint and workforce headcount.
During the six months ended June 30, 2026, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2025	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at June 30, 2026
2026 Actions
Severance and related costs	$—	$31.0	$(20.1)	$—	$(.1)	$10.8
Asset impairment charges	—	3.1	—	(3.1)	—	—
Lease cancellation charges	—	.6	(.3)	—	—	.3
2025 Actions
Severance and related costs	14.4	(.3)	(5.6)	—	(.2)	8.3
Total	$14.4	$34.4	$(26.0)	$(3.1)	$(.3)	$19.4
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
The table below shows the amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$2.8	$2.5	$9.4	$5.0
Solutions Group	15.8	5.2	24.8	7.2
Corporate	—	.3	.2	.7
Total	$18.6	$8.0	$34.4	$12.9

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
Fair Value Hedges
We enter into foreign currency forward contracts to hedge our euro-denominated debt to offset changes in the fair value of the hedged item attributable to foreign currency risk. As of June 30, 2026, the foreign currency forward contracts hedging our €500 million of senior notes due in the third quarter of 2035 and €500 million of senior notes due in the fourth quarter of 2034 mature in September and December 2026, respectively.
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
We designate commodity forward contracts on forecasted purchases of commodities, as well as certain foreign currency forward contracts on forecasted transactions, as cash flow hedges.
Net Investment Hedges
We enter into foreign currency contracts and zero-cost collars, which are combined as net investment hedges for accounting purposes. These net investment hedges minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and bought call strike rates of the contracts. As of June 30, 2026, the notional amount of these hedges was €1.0 billion, consisting of two €500 million tranches that mature in September and December 2026.
We enter into cross-currency swap contracts and zero-cost collars, which are also combined as net investment hedges for accounting purposes. These net investment hedges minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and bought call strike rates of the contracts. These cross-currency swap contracts and zero-cost collars mature in February 2036 and 2027, respectively.
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

Avery Dennison Corporation
The following table shows the fair value and balance sheet locations of our derivative instruments as of June 30, 2026 and December 31, 2025:

(In millions)	Notional Amount	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Type of Hedge
June 30, 2026
Derivatives designated as hedges:
Foreign currency forward contracts	$1,139.9	$—	$—	$44.9	$—	Fair value
Cross-currency swap contracts	250.0	—	—	—	7.0	Cash flow
Foreign currency forward contracts	23.6	1.0	—	—	—	Cash flow
Commodity contracts	3.6	.1	—	.5	—	Cash flow
Foreign currency forward contracts with collars	1,139.9	34.5	—	—	—	Net investment
Cross-currency swap contracts with collars	77.1	—	1.0	.7	.9	Net investment
Total		$35.6	$1.0	$46.1	$7.9

December 31, 2025
Derivatives designated as hedges:
Foreign currency forward contracts	$1,173.8	$—	$—	$—	$4.5	Fair value
Cross-currency swap contracts	250.0	—	—	—	9.9	Cash flow
Commodity contracts	1.7	—	—	.3	—	Cash flow
Foreign currency forward contracts with collars	1,173.8	—	2.6	—	—	Net investment
Total		$—	$2.6	$.3	$14.4
The following table shows the components of net gain (loss) recognized in income related to derivative instruments:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Gain (loss) on derivatives designated as fair value hedges:
Foreign currency forward contracts - Marketing, general and administrative expense	$(7.5)	$46.4	$(34.0)	$66.3
The impact of the hedged items associated with the derivatives in the table above is recorded to the same income statement line as the derivative instrument. The net gains (losses) recognized in income related to our cross-currency swap contracts and commodity contracts were not material to the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 28, 2025.
We recognized gains in translation for the net investment hedges of approximately $10 million and $21 million for the three and six months ended June 30, 2026, respectively, and losses in translation of approximately $27 million and $35 million for the three and six months ended June 28, 2025, respectively.
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Income before taxes	$282.7	$255.5	$523.1	$482.5
Provision for income taxes	78.6	66.5	150.9	127.2
Effective tax rate	27.8%	26.0%	28.8%	26.4%

Avery Dennison Corporation
Our provision for income taxes for the three and six months ended June 30, 2026 included a net tax charge related to the tax on recognition of foreign withholding taxes on current year earnings and the net controlled foreign corporation tested income of our foreign subsidiaries, partially offset by the benefit from foreign-derived deduction eligible income. Our provision for income taxes for the six months ended June 30, 2026 also included a net discrete charge from increases in tax reserves related to a court ruling in a foreign jurisdiction impacting tax group requirements.

Our provision for income taxes for the three and six months ended June 28, 2025 included a net tax charge related to the tax on global intangible low-taxed income of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income. Our provision for income taxes for these periods also included a discrete benefit from decreases in certain tax reserves, including interest and penalties, primarily as a result of closing tax years. In addition, our provision for income taxes for the six months ended June 28, 2025 included a discrete benefit from a favorable tax ruling in a foreign jurisdiction related to deductibility of interest expense.
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
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
(A)Net income	$204.1	$189.0	$372.2	$355.3
(B)Weighted average number of common shares outstanding	76.3	78.2	76.5	78.7
Dilutive shares (additional common shares issuable under stock-based awards)	.1	.1	.2	.2
(C) Weighted average number of common shares outstanding, assuming dilution	76.4	78.3	76.7	78.9
Net income per common share: (A) ÷ (B)	$2.67	$2.42	$4.87	$4.51
Net income per common share, assuming dilution: (A) ÷ (C)	$2.67	$2.41	$4.85	$4.50
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.3 million shares for the three months ended June 30, 2026 and 0.1 million for the three months ended June 28, 2025. Stock-based compensation awards excluded from the computation totaled 0.2 million shares for both the six months ended June 30, 2026 and June 28, 2025.

Avery Dennison Corporation
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$817.6	$817.7	$834.3	$840.6
Issuance of shares under stock-based compensation plans(1)	4.5	4.2	(12.2)	(18.7)
Ending balance	$822.1	$821.9	$822.1	$821.9
Retained earnings
Beginning balance	$5,709.4	$5,276.5	$5,597.5	$5,151.2
Cumulative-effect adjustment upon adoption of accounting standard update(2)	—	—	—	10.2
Net income	204.1	189.0	372.2	355.3
Issuance of shares under stock-based compensation plans(1)	1.1	1.5	10.2	12.7
Contribution of shares to 401(k) plan(1)	5.6	5.8	12.6	12.8
Dividends	(76.2)	(73.5)	(148.5)	(142.9)
Ending balance	$5,844.0	$5,399.3	$5,844.0	$5,399.3
Treasury stock at cost
Beginning balance	$(3,957.6)	$(3,598.6)	$(3,904.1)	$(3,347.5)
Repurchase of shares for treasury	(133.9)	(98.4)	(194.8)	(360.0)
Issuance of shares under stock-based compensation plans(1)	.6	.6	4.8	8.3
Contribution of shares to 401(k) plan(1)	3.0	2.7	6.2	5.5
Ending balance	$(4,087.9)	$(3,693.7)	$(4,087.9)	$(3,693.7)
Accumulated other comprehensive loss
Beginning balance	$(393.0)	$(449.2)	$(409.7)	$(456.1)
Other comprehensive income (loss), net of tax	13.5	(.8)	30.2	6.1
Ending balance	$(379.5)	$(450.0)	$(379.5)	$(450.0)
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
Dividends per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Dividends per common share	$1.00	$.94	$1.94	$1.82

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the six-month period ended June 30, 2026 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Fair Value Hedges	Total
Balance as of December 31, 2025	$(359.0)	$(49.2)	$.1	$(1.6)	$(409.7)
Other comprehensive income (loss) before reclassifications, net of tax	30.0	—	(1.3)	2.8	31.5
Reclassifications to net income, net of tax	—	—	(1.3)	—	(1.3)
Other comprehensive income (loss), net of tax	30.0	—	(2.6)	2.8	30.2
Balance as of June 30, 2026	$(329.0)	$(49.2)	$(2.5)	$1.2	$(379.5)
(1) Included the impact of our derivative financial instruments accounted for as net investment hedges. Refer to Note 5, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
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
(1) Included the impact of our derivative financial instruments accounted for as net investment hedges. Refer to Note 5, “Financial Instruments,” to the unaudited Condensed Consolidated Financial Statements for more information.
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of June 30, 2026 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$49.5	$25.5	$24.0	$—
Derivative assets	45.6	1.1	44.5	—
Bank drafts	9.4	9.4	—	—
Liabilities
Derivative liabilities	$61.2	$.4	$60.8	$—
Contingent consideration liabilities	2.2	—	—	2.2

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$49.1	$24.1	$25.0	$—
Derivative assets	7.2	—	7.2	—
Bank drafts	7.5	7.5	—	—
Liabilities
Derivative liabilities	$18.0	$.3	$17.7	$—
Contingent consideration liabilities	2.7	—	—	2.7
Investments include fixed income securities (primarily U.S. government and corporate debt and equity securities) measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. Investments of $1.7 million and $1.1 million were included in "Cash and cash equivalents," $47.4 million and $46.9 million in "Other current assets," and $0.4 million and $1.1 million in “Other assets” as of June 30, 2026 and December 31, 2025, respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months), which are valued at face value due to their short-term nature, were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of June 30, 2026 and December 31, 2025 relate to estimated earn-out payments associated with an acquisition completed in 2021, which are subject to the acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified within Level 3 of the valuation hierarchy. Activity related to contingent consideration was immaterial for the six months ended June 30, 2026 and June 28, 2025.
Note 10. Venture Investments
We invest primarily in privately held companies and utilize the measurement alternative for venture investments where we do not exercise significant influence. These investments do not have a readily determinable fair value; therefore, we measure them at cost less impairment plus or minus observable price changes in an orderly transaction. Venture investments that are publicly traded companies are recorded at fair value using Level 1 inputs. The carrying value of our venture investments was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.
On April 27, 2026, we completed an approximately $75 million minority investment in Wiliot Ltd., a company specializing in physical artificial intelligence for supply chains. We expect this investment to expand our portfolio of sensor technologies and solutions. We funded this investment using a combination of cash and commercial paper borrowings.

Avery Dennison Corporation
Venture investments by form and measurement category as of June 30, 2026 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Fair Value (Level 1)	Measurement Alternative	Other
Venture investments:
Equity securities	$130.0	$.4	$129.6	$—
Other investments	2.3	—	—	2.3
Total	$132.3	$.4	$129.6	$2.3
Venture investments by form and measurement category as of December 31, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Fair Value (Level 1)	Measurement Alternative	Other
Venture investments:
Equity securities	$58.8	$1.1	$57.7	$—
Other investments	1.9	—	—	1.9
Total	$60.7	$1.1	$57.7	$1.9
Unrealized gain (loss) on venture investments, net, was as follows and recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Unrealized gain (loss) on venture investments, net	$(.3)	$.2	$(.7)	$(4.7)
Cumulative upward adjustments on venture investments recorded under the measurement alternative were $27.7 million at June 30, 2026 and December 31, 2025. Cumulative downward adjustments and impairments on venture investments recorded under the measurement alternative were $7.6 million at June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we enter into with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the six months ended June 30, 2026 is shown below.

(In millions)
Balance at December 31, 2025	$10.0
Charges, net of reversals	.6
Payments	(1.2)
Balance at June 30, 2026	$9.4
Approximately $2 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of both June 30, 2026 and December 31, 2025.

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

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026(1)	June 28, 2025	June 30, 2026(1)	June 28, 2025
Net sales to unaffiliated customers
Materials Group:
North America	$561.1	$496.3	$1,090.9	$986.5
Europe, the Middle East and North Africa	657.6	548.3	1,247.6	1,065.9
Asia Pacific	442.1	385.6	851.0	744.1
Latin America	135.3	120.0	255.9	233.8
Total Materials Group	1,796.1	1,550.2	3,445.4	3,030.3
Solutions Group:
Apparel and other	437.2	431.6	875.2	886.4
Identification Solutions and Vestcom	229.6	238.7	440.8	452.1
Total Solutions Group	666.8	670.3	1,316.0	1,338.5
Net sales to unaffiliated customers	$2,462.9	$2,220.5	$4,761.4	$4,368.8
(1) Beginning in the first quarter of 2026 and to better align with our growth strategy, incremental revenues for certain radio-frequency identification products were included in the Materials Group reportable segment; in prior years, these revenues were included in the Solutions Group reportable segment. Prior-year amounts were not material.
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

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Materials Group
Net sales to unaffiliated customers	$1,796.1	$1,550.2	$3,445.4	$3,030.3
Segment expense(1)	1,512.1	1,307.7	2,907.2	2,557.5
Segment adjusted operating income	$284.0	$242.5	$538.2	$472.8
Solutions Group
Net sales to unaffiliated customers	$666.8	$670.3	$1,316.0	$1,338.5
Segment expense(1)	590.3	603.3	1,181.0	1,203.3
Segment adjusted operating income	$76.5	$67.0	$135.0	$135.2
(1) Segment expense included cost of products sold and marketing, general and administrative expense and excluded other expense (income), net.

Avery Dennison Corporation

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Segment adjusted operating income
Materials Group	$284.0	$242.5	$538.2	$472.8
Solutions Group	76.5	67.0	135.0	135.2
Total	360.5	309.5	673.2	608.0
Corporate expense(1)	(25.9)	(22.8)	(48.9)	(46.8)
Other expense (income), net	(21.1)	(.5)	(38.9)	(20.4)
Interest expense	(35.9)	(34.0)	(71.5)	(64.9)
Other non-operating expense (income), net	5.1	3.3	9.2	6.6
Income before taxes	$282.7	$255.5	$523.1	$482.5
(1) Corporate expense generally includes unallocated corporate headquarter expenses such as administrative and stock-based compensation costs.
Additional Segment Information
Additional financial information by reportable segment is shown below. We do not disclose total assets by reportable segment since we neither generate nor review that information internally.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Intersegment sales
Materials Group	$36.6	$46.0	$70.3	$89.9
Solutions Group	25.6	12.5	40.1	25.7
Intersegment sales	$62.2	$58.5	$110.4	$115.6
Capital expenditures(1)(2)
Materials Group	$29.3	$18.4	$45.8	$32.0
Solutions Group	17.1	17.6	29.5	35.0
Capital expenditures	$46.4	$36.0	$75.3	$67.0
Depreciation and amortization expense(1)
Materials Group	$38.6	$33.0	$77.3	$64.5
Solutions Group	47.8	47.8	95.9	94.2
Depreciation and amortization expense	$86.4	$80.8	$173.2	$158.7
(1) Corporate capital expenditures and depreciation and amortization expense are allocated to the reportable segments based on their percentage of consolidated net sales.
(2) Capital expenditures for property, plant and equipment included accruals.

Other expense (income), net, by type was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2026	June 28, 2025	June 30, 2026	June 28, 2025
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$16.2	$7.9	$30.7	$12.6
Asset impairment and lease cancellation charges	2.4	.1	3.7	.3
(Gain) loss on venture and other investments	1.2	1.8	2.5	16.1
Loss from Argentine peso remeasurement	.8	1.8	1.3	2.5
(Gain) loss on sales of assets	—	(11.1)	(.1)	(11.1)
Outcomes of legal matters and settlements	.5	—	.7	—
Transaction and related costs	—	—	.1	—
Other expense (income), net	$21.1	$.5	$38.9	$20.4

Avery Dennison Corporation
Note 13. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	June 30, 2026	December 31, 2025
Raw materials	$426.2	$387.6
Work-in-progress	257.5	242.5
Finished goods	348.0	345.7
Inventories	$1,031.7	$975.8
Property, Plant and Equipment, Net
The table below summarizes the amounts in property, plant and equipment, net.

(In millions)	June 30, 2026	December 31, 2025
Property, plant and equipment	$4,296.3	$4,271.9
Accumulated depreciation	(2,731.2)	(2,664.2)
Property, plant and equipment, net	$1,565.1	$1,607.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Beginning balance	$28.1	$29.0
Provision for credit losses	5.8	2.1
Amounts written off	(4.4)	(2.6)
Other, including foreign currency translation	(.3)	1.7
Ending balance	$29.2	$30.2
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs were included in accounts payable in our unaudited Condensed Consolidated Balance Sheets and activities related to these programs were presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of June 30, 2026 and December 31, 2025, $429.2 million and $383.8 million, respectively, were due to financial institutions for suppliers that participate in these programs.

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
•Operational working capital as a percentage of annualized current quarter net sales refers to trade accounts receivable and inventories, net of accounts payable, divided by annualized current quarter net sales, and excludes cash and cash equivalents, short-term borrowings, deferred taxes, other current assets and other current liabilities. We believe that operational working capital as a percentage of annualized current quarter net sales assists investors in assessing our working capital requirements because it excludes the impact of fluctuations attributable to our financing and other activities (which affect cash and cash equivalents, deferred taxes, other current assets and other current liabilities) that tend to be disparate in amount, frequency or timing, and may increase the volatility of working capital as a percentage of sales from period to period. The items excluded from this measure are not significantly influenced by our day-to-day activities managed at the operating level and do not necessarily reflect the underlying trends in our operations.

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Fiscal Year
The three and six months ended June 30, 2026 consisted of 91 and 181 days, respectively, and the three and six months ended June 28, 2025 consisted of 91 and 182 days, respectively.
Our 2026 fiscal year is coincident with the calendar year, beginning on January 1 and ending on December 31; our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025.
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net sales change	11%	9%
Foreign currency translation	(2)	(3)
Sales change ex. currency(1)	9	6
Acquisitions	(1)	(1)
Organic sales change(1)	8%	4%
(1) Totals may not sum due to rounding.
In the three months ended June 30, 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, partially offset by unfavorable mix. In the six months ended June 30, 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, partially offset by unfavorable mix and the impact of raw material deflation-related price reductions.
Net Income
Net income increased from approximately $355 million in the first six months of 2025 to approximately $372 million in the first six months of 2026. The primary factors affecting this increase were:
•Higher volume
•Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
•Net benefit of pricing and raw material costs, including material re-engineering
•Favorable foreign currency translation
These items were partially offset by the following factors:
•Unfavorable mix
•Higher employee-related costs
•Higher provision for income taxes
•Higher restructuring charges, net of reversals

Cost Reduction Actions
2026 Actions
We recorded $34.7 million in restructuring charges during the six months ended June 30, 2026 related to our 2026 actions. These charges consisted of severance and related costs for the reduction of approximately 600 positions, as well as asset impairment charges, at various locations across our company related to actions taken to optimize our operational footprint and workforce headcount.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net cash provided by operating activities	$544.7	$192.5
Purchases of property, plant and equipment	(67.5)	(66.0)
Purchases of software and other deferred charges	(13.9)	(15.2)
Proceeds from sales of property, plant and equipment	.7	15.7
Proceeds from insurance and sales (purchases) of investments, net	5.8	8.8
Adjusted free cash flow	$469.8	$135.8
During the first six months of 2026, net cash provided by operating activities increased compared to the same period last year primarily due to changes in operational working capital and lower incentive compensation payments, partially offset by higher tax payments, net of refunds. During the first six months of 2026, adjusted free cash flow increased compared to the same period last year primarily due to an increase in net cash provided by operating activities.
Outlook
Certain factors that we anticipate will contribute to our 2026 results are described below.
•Based on recent rates, a favorable impact from foreign currency translation to our full-year net sales and operating income
•Higher interest expense
•A full-year effective tax rate in the high-twenty percent range
•Incremental savings from restructuring actions, net of transition costs
•An unfavorable impact to our operating income resulting from the normalization of the majority of our prior-year temporary cost-saving actions, which largely relate to lower incentive compensation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SECOND QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net sales	$2,462.9	$2,220.5
Cost of products sold	1,733.5	1,581.4
Gross profit	729.4	639.1
Marketing, general and administrative expense	394.8	352.4
Other expense (income), net	21.1	.5
Interest expense	35.9	34.0
Other non-operating expense (income), net	(5.1)	(3.3)
Income before taxes	$282.7	$255.5
Gross Profit
Gross profit for the second quarter of 2026 increased from the same period last year due to higher volume, the net benefit of pricing and raw material costs, including material re-engineering, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and favorable foreign currency translation, partially offset by unfavorable mix and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the second quarter of 2026 compared to the same period last year primarily due to higher employee-related costs, unfavorable foreign currency translation and growth investments, partially offset by benefits from productivity initiatives and savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	June 30, 2026	June 28, 2025
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$16.2	$7.9
Asset impairment and lease cancellation charges	2.4	.1
(Gain) loss on venture and other investments	1.2	1.8
Loss from Argentine peso remeasurement	.8	1.8
(Gain) loss on sales of assets	—	(11.1)
Outcomes of legal matters and settlements	.5	—
Other expense (income), net	$21.1	$.5
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the second quarter of 2026 compared to the same period last year primarily due to the €500 million of senior notes we issued in September 2025, partially offset by a decrease in commercial paper borrowings.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	June 30, 2026	June 28, 2025
Income before taxes	$282.7	$255.5
Provision for income taxes	78.6	66.5
Net income	$204.1	$189.0
Per share amounts:
Net income per common share	$2.67	$2.42
Net income per common share, assuming dilution	2.67	2.41
Effective tax rate	27.8%	26.0%
Provision for Income Taxes
Our effective tax rate for the three months ended June 30, 2026 increased compared to the same period last year primarily due to lower discrete benefits from decreases in certain tax reserves. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SECOND QUARTER
Our chief operating decision maker uses segment adjusted operating income to evaluate segment performance and allocate resources. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; and other non-operating expense (income), net.
Refer to Note 12, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Materials Group

	Three Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net sales including intersegment sales	$1,832.7	$1,596.2
Less intersegment sales	(36.6)	(46.0)
Net sales	$1,796.1	$1,550.2
Segment adjusted operating income(1)	284.0	242.5
(1) Segment adjusted operating income excluded other expense (income), net, of $3.9 million and $(7.0) million in the second quarters of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, loss from Argentine peso remeasurement, (gain) loss on venture and other investments and (gain) loss on sales of assets.

Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
June 30, 2026
Net sales change	16%
Reclassification of sales between segments	(2)
Foreign currency translation	(3)
Sales change ex. currency(1)	12
Acquisitions	(2)
Organic sales change(1)	10%
(1) Totals may not sum due to rounding.
In the second quarter of 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume in part resulting from customer inventory stocking and our pricing actions, partially offset by unfavorable mix. On an organic basis, net sales increased by a high single digit rate in North America, a mid-teens rate in Europe, the Middle East and North Africa, a high single digit rate in Asia Pacific and a low single digit rate in Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the second quarter of 2026 compared to the same period last year primarily due to higher volume, the net benefit of pricing and raw material costs, including material re-engineering, and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by unfavorable mix and higher employee-related costs.
Solutions Group

	Three Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net sales including intersegment sales	$692.4	$682.8
Less intersegment sales	(25.6)	(12.5)
Net sales	$666.8	$670.3
Segment adjusted operating income(1)	76.5	67.0
(1) Segment adjusted operating income excluded other expense (income), net, of $17.2 million and $7.2 million in the second quarters of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, (gain) loss on venture and other investments and outcomes of legal matters and settlements.

Avery Dennison Corporation
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
June 30, 2026
Net sales change	(1)%
Reclassification of sales between segments	4
Foreign currency translation	(1)
Sales change ex. currency(1)	3
Organic sales change(1)	3%
(1) Totals may not sum due to rounding.
In the second quarter of 2026, net sales increased on an organic basis compared to the same period in the prior year due to low single digit rate increases in both the base business and high-value categories.
Company-wide, on an organic basis, net sales of intelligent labels increased by a low single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the second quarter of 2026 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the net benefit of pricing and raw material costs, partially offset by higher employee-related costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS YEAR-TO-DATE
Income Before Taxes

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net sales	$4,761.4	$4,368.8
Cost of products sold	3,367.2	3,108.2
Gross profit	1,394.2	1,260.6
Marketing, general and administrative expense	769.9	699.4
Other expense (income), net	38.9	20.4
Interest expense	71.5	64.9
Other non-operating expense (income), net	(9.2)	(6.6)
Income before taxes	$523.1	$482.5
Gross Profit
Gross profit for the first six months of 2026 increased from the same period last year primarily due to higher volume, favorable foreign currency translation, the net impact of pricing and raw material input costs, including material re-engineering, and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs. These increases were partially offset by unfavorable mix and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first six months of 2026 compared to the same period last year primarily due to higher employee-related costs, unfavorable foreign currency translation, and growth investments, partially offset by benefits from productivity initiatives and savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
Other Expense (Income), Net

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$30.7	$12.6
Asset impairment and lease cancellation charges	3.7	.3
(Gain) loss on venture and other investments	2.5	16.1
Losses from Argentine peso remeasurement	1.3	2.5
(Gain) loss on sales of assets	(.1)	(11.1)
Outcomes of legal matters and settlements	.7	—
Transaction and related costs	.1	—
Other expense (income), net	$38.9	$20.4
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased for the first six months of 2026 compared to the same period last year primarily due to the €500 million of senior notes we issued in September 2025, partially offset by a decrease in commercial paper borrowings.
Net Income and Earnings per Share

	Six Months Ended
(In millions, except per share amounts and percentages)	June 30, 2026	June 28, 2025
Income before taxes	$523.1	$482.5
Provision for income taxes	150.9	127.2
Net income	$372.2	$355.3
Per share amounts:
Net income per common share	$4.87	$4.51
Net income per common share, assuming dilution	4.85	4.50
Effective tax rate	28.8%	26.4%
Provision for Income Taxes
Our effective tax rate for the six months ended June 30, 2026 increased compared to the same period last year primarily due to a net discrete charge in 2026 from increases in tax reserves related to a foreign court ruling impacting tax group requirements, as compared to discrete benefits from a favorable foreign tax ruling related to deductibility of interest expense and decreases in certain tax reserves in the same period last year. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE SIX MONTHS YEAR-TO-DATE
Materials Group

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net sales including intersegment sales	$3,515.7	$3,120.2
Less intersegment sales	(70.3)	(89.9)
Net sales	$3,445.4	$3,030.3
Segment adjusted operating income(1)	538.2	472.8
(1)Segment adjusted operating income excluded other expense (income), net, of $11.6 million and $(2.6) million in the first six months of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, loss from Argentine peso remeasurement, (gain) loss on venture and other investments, (gain) loss on sales of assets, outcomes of legal matters and settlements, and transaction and related costs.
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Six Months Ended
June 30, 2026
Reported net sales change	14%
Reclassification of sales between segments	(2)
Foreign currency translation	(5)
Sales change ex. currency(1)	8
Acquisitions	(2)
Organic sales change(1)	6%
(1) Totals may not sum due to rounding.
In the first six months of 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, partially offset by unfavorable mix and raw material deflation-related price reductions. On an organic basis, net sales increased by a mid-single digit rate in North America, and high single digit rates in Europe, the Middle East and North Africa and Asia Pacific and decreased by a low single digit rate in Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the first six months of 2026 compared to the same period last year primarily due to higher volume, favorable foreign currency translation, the net benefit of pricing and raw material costs, including material re-engineering, and benefits from productivity initiatives, including savings from restructuring actions, net of transition costs. These increases were partially offset by unfavorable mix and higher employee-related costs.
Solutions Group

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net sales including intersegment sales	$1,356.1	$1,364.2
Less intersegment sales	(40.1)	(25.7)
Net sales	$1,316.0	$1,338.5
Segment adjusted operating income(1)	135.0	135.2
(1)Segment adjusted operating income excluded other expense (income), net, of $27.1 million and $17.3 million in the first six months of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, (gain) loss on venture and other investments and outcomes of legal matters and settlements.

Avery Dennison Corporation
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Six Months Ended
June 30, 2026
Reported net sales change	(2)%
Reclassification of sales between segments	3
Foreign currency translation	(1)
Sales change ex. currency(1)	1
Organic sales change(1)	1%
(1)Totals may not sum due to rounding
In the first six months of 2026, net sales increased on an organic basis compared to the same period in the prior year due to a low single digit rate increase in high-value categories, partially offset by a low single digit rate decrease in the base business.
Company-wide, on an organic basis, net sales of intelligent labels increased by a low single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income in the first six months of 2026 was comparable to the same period last year primarily due to higher employee-related costs, which were offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the net benefit of pricing and raw material costs.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net income	$372.2	$355.3
Depreciation	106.4	100.3
Amortization	66.8	58.4
Provision for credit losses and sales returns	27.2	25.3
Stock-based compensation	12.2	14.7
Deferred taxes and other non-cash taxes	(19.2)	(12.0)
Other non-cash expense and loss (income and gain), net	29.2	20.8
Changes in assets and liabilities and other adjustments	(50.1)	(370.3)
Net cash provided by operating activities	$544.7	$192.5
During the first six months of 2026, net cash provided by operating activities increased compared to the same period last year primarily due to changes in operational working capital and lower incentive compensation payments, partially offset by higher tax payments, net of refunds.
Investing Activities

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Purchases of property, plant and equipment	$(67.5)	$(66.0)
Purchases of software and other deferred charges	(13.9)	(15.2)
Proceeds from sales of property, plant and equipment	.7	15.7
Proceeds from insurance and sales (purchases) of investments, net	5.8	8.8
Proceeds from settlement of net investment hedges	—	6.2
Payments for acquisitions, net of cash acquired, and venture investments	(75.5)	(10.7)
Net cash used in investing activities	$(150.4)	$(61.2)

Avery Dennison Corporation
Purchases of Property, Plant and Equipment
During the first six months of 2026, in our Materials Group reportable segment, we primarily invested in equipment to support growth and improve productivity in the U.S., certain countries in Europe, including Ireland and Luxembourg, and certain countries in Asia Pacific, including China and Malaysia; in our Solutions Group reportable segment, we primarily invested in equipment to support growth and improve productivity in certain countries in Asia Pacific, including Vietnam and China, the U.S. and certain countries in Latin America, primarily Mexico.
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
Purchases of Software and Other Deferred Charges
During the first six months of 2026 and 2025, we primarily invested in information technology upgrades in the U.S.
Proceeds from Insurance and Sales (Purchases) of Investments, Net
During the first six months of 2026, we received lower proceeds from sales of investments.
Proceeds from Settlement of Net Investment Hedges
During the first six months of 2025, we settled €420 million notional amount of net investment hedges.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first six months of 2026, we made an approximately $75 million minority investment in Wiliot Ltd. We funded this investment using a combination of cash and commercial paper borrowings. In addition, we paid for purchase price adjustments related to our acquisition of W.F. Taylor Holdings, Inc. and for another venture investment. During the first six months of 2025, we paid $10.7 million for venture investments.
Financing Activities

	Six Months Ended
(In millions)	June 30, 2026	June 28, 2025
Net increase (decrease) in borrowings with maturities of three months or less	$(9.6)	$816.2
Repayments of long-term debt and finance leases	(3.4)	(551.6)
Dividends paid	(148.5)	(142.9)
Share repurchases	(198.2)	(360.0)
Net (tax withholding) proceeds related to stock-based compensation	(9.4)	(12.6)
Payments for settlement of fair value hedges	—	(13.5)
Other	(.5)	15.9
Net cash used in financing activities	$(369.6)	$(248.5)
Borrowings and Repayment of Debt
During the first six months of 2026 and 2025, our commercial paper borrowings were used to fund dividend payments, share repurchases, venture investments, capital expenditures and other general corporate purposes. During the first six months of 2025, commercial paper borrowings were also used to repay long-term debt.
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
Dividends Paid
We paid dividends of $1.94 per share in the first six months of 2026 compared to $1.82 per share in the same period last year. In April 2026, we increased our quarterly dividend rate from $0.94 per share to $1.00 per share, representing an increase of approximately 6%.
Share Repurchases
During the first six months of 2026 and 2025, we repurchased approximately 1.2 million and 2.0 million shares of our common stock, respectively.

Payments for Settlement of Fair Value Hedges
During the first six months of 2025, we settled €420 million notional amount of fair value hedges.

Avery Dennison Corporation
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the six months ended June 30, 2026, goodwill decreased by approximately $11 million to $2.26 billion, primarily reflecting the impact of foreign currency translation.
In the six months ended June 30, 2026, other intangibles resulting from business acquisitions, net, decreased by approximately $51 million to $776.2 million, primarily reflecting current-year amortization expense.
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of June 30, 2026, the balance of our shareholders’ equity was $2.32 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Six Months Ended
(In millions)	June 30, 2026
Change in net sales	$139
International operations generated approximately 69% of our net sales during the six months ended June 30, 2026. Our future results are subject to changes in worldwide economic conditions, tariffs, and social, geopolitical and market conditions in the regions in which we operate, as well as the impact of fluctuations in foreign currency exchange and interest rates.
The favorable impact of foreign currency translation on net sales in the first six months of 2026 compared to the same period last year was primarily related to euro-denominated sales and sales in China.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the second quarter of 2026 decreased compared to the second quarter of 2025.

(In millions, except percentages)	June 30, 2026	June 28, 2025
(A) Working capital	$395.5	$121.7
Reconciling items:
Cash and cash equivalents	(227.3)	(215.9)
Other current assets	(348.0)	(314.5)
Short-term borrowings and current portion of long-term debt and finance leases	500.5	922.0
Accrued payroll and employee benefits and other current liabilities	979.8	832.6
(B) Operational working capital	$1,300.5	$1,345.9
(C) Second-quarter net sales, annualized	$9,878.7	$8,882.0
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	13.2%	15.2%

Avery Dennison Corporation
Accounts Receivable Ratio
The average number of days sales outstanding was 66 days in the second quarter of 2026 compared to 67 days in the second quarter of 2025, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The decrease in average number of days sales outstanding primarily reflected the impact of foreign currency translation, partially offset by the timing of collections.
Inventory Ratio
Average inventory turnover was 6.7 in the second quarter of 2026 compared to 6.2 in the second quarter of 2025, calculated using the annualized second-quarter cost of products sold and divided by the inventory balance at the respective quarter-end. The increase in average inventory turnover primarily reflected higher volumes due to customer inventory stocking.
Accounts Payable Ratio
The average number of days payable outstanding was 80 days in the second quarter of 2026 compared to 75 days in the second quarter of 2025, calculated using the respective accounts payable balance at quarter-end divided by the annualized second-quarter cost of products sold. The increase in average number of days payable outstanding primarily reflected the timing of vendor payments, partially offset by the impact of foreign currency translation and acquisitions.
Capital Resources
Capital resources used to fund our operational needs include cash flows from operations, cash and cash equivalents, and debt financing, including access to commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”).
The Revolver is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of June 30, 2026 or December 31, 2025.
As of June 30, 2026, we had cash and cash equivalents of $227.3 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of June 30, 2026, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.
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
Capital from Debt
The carrying value of our total debt decreased by approximately $55 million in the first six months of 2026 to $3.68 billion, primarily due to the revaluation of our euro-denominated debt and lower commercial paper borrowings.
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
Off-Balance Sheet Arrangements, Contractual Obligations, and Other Matters
Refer to Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements for this information. Except as otherwise indicated therein, we have no material off-balance sheet arrangements as described in Item 303(b) of Regulation S-K.
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

Avery Dennison Corporation
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to “Legal Proceedings” in Note 11, “Commitments and Contingencies,” to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 for this information.
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
Trade-related uncertainty remains elevated between the U.S. and other regions and countries, including Canada, Mexico, China, India and the European Union. In 2025, the U.S. implemented a 10% global baseline tariff rate on nearly all imports, with higher rates on certain goods. Additionally, it applied significant tariffs on goods from Canada, Mexico, China and the European Union, each of which announced reciprocal tariffs. The amount of these tariffs or the classes of goods on which they are applied continues to evolve and could significantly change. The U.S. government continues to negotiate with countries regarding the tariffs. In July 2025, the U.S. and the European Union agreed to a framework for a trade deal that included a baseline tariff rate of 15% on most goods imported from the European Union into the U.S. While the direct impacts on our operations after our mitigating actions have not been significant, our business could be materially adversely impacted by changes in U.S. and non-U.S. trade policies, including potential modifications to existing trade agreements and additional tariffs or other restrictions on free trade, impacting our raw materials or finished products. The indirect impact on demand for our products and solutions as a result of these events, which have resulted in softer consumer volumes, continues to be uncertain and elevated. We estimate that the indirect impact of tariffs resulted in an aggregate low single digit rate decrease in sales in our overall apparel categories over the second, third and fourth quarters of 2025. In February, 2026, the U.S. Supreme Court ruled that the applied tariffs were not authorized under the International Emergency Economic Powers Act. Beginning in the second quarter of 2026, the U.S. Customs Border and Protection began processing refunds related to certain unliquidated tariffs affected by this ruling. In June 2026, the U.S. Department of Justice filed an appeal in the U.S. Court of Appeals for the Federal Circuit asserting that the U.S. Court of International Trade overstepped by ordering refunds to non-litigants on liquidated entries. In July 2026, the U.S applied new tariffs of 10.0% and 12.5% on certain imports from 60 countries. Further developments in international trade relations, including ongoing developments on tariffs required by the U.S. or other countries, and increased deglobalization, could have a material adverse effect on our business.
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

Avery Dennison Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended) of registered equity securities in the second quarter of 2026 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans(1)(3)	Approximate dollar value of shares that may yet be purchased under the plans(3)(4)
April	175.5	$170.91	175.5	$435.7
May	370.5	159.93	370.5	376.4
June	275.7	157.58	275.7	333.0
Total	821.7	$161.49	821.7	$333.0
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
(4) Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
There were no Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the second quarter of 2026.

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

Exhibit 10.1†*	Offer letter to Danny Allouche, dated June 1, 2026
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH***	Inline XBRL Extension Schema Document
Exhibit 101.CAL***	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB***	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE***	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF***	Inline XBRL Extension Definition Linkbase Document
Exhibit 104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 Inline XBRL document set
____________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Filed herewith.
**	Furnished herewith.
***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

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

August 4, 2026