Form 10-Q
period 2026-09-30
Avery Dennison Corp
filed 2026-11-03
CIK 8818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $1 par value common stock outstanding as of October 31, 2026: 75,511,437

AVERY DENNISON CORPORATION
FISCAL THIRD QUARTER 2026 QUARTERLY REPORT ON FORM 10-Q

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
Certain risks and uncertainties are discussed in more detail under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026, and subsequent quarterly reports on Form 10-Q. Actual results and trends may differ materially from historical or anticipated results depending on a variety of factors, including but not limited to, risks and uncertainties related to the following:
•International Operations – worldwide economic, social, geopolitical and market conditions; changes in geopolitical conditions, including those related to trade relations and tariffs, China, recent conflicts involving the U.S., Israel and Iran and related hostilities in the Middle East, the Russia-Ukraine war, and the Israel-Hamas war; fluctuations in foreign currency exchange rates; and other risks associated with international operations, including in emerging markets
•Our Business – fluctuations in demand affecting sales to customers; fluctuations in the cost and availability of raw materials and energy; changes in our markets due to competitive conditions, technological developments, laws and regulations, and customer preferences; environmental regulations and sustainability trends; the impact of competitive products and pricing; the execution and integration of acquisitions; selling prices; customer and supplier concentrations or consolidations; the financial condition of distributors; outsourced manufacturers; product and service quality claims; restructuring and other cost reduction actions; our ability to generate sustained productivity improvement and our ability to achieve and sustain targeted cost reductions; the timely development and market acceptance of new products, including sustainable or sustainably-sourced products; our investment in development activities and new production facilities; the collection of receivables from customers; and our sustainability and governance practices
•Information Technology – disruptions in information technology systems; cybersecurity events or other security breaches; and successful installation of new or upgraded information technology systems
•Income Taxes – fluctuations in tax rates; changes in tax laws and regulations, and uncertainties associated with interpretations of such laws and regulations; outcome of tax audits; and the realization of deferred tax assets
•Human Capital – recruitment and retention of employees and collective labor arrangements
•Our Indebtedness – our ability to obtain adequate financing arrangements and maintain access to capital; credit rating risks; fluctuations in interest rates; and compliance with our debt covenants
•Ownership of Our Stock – potential significant variability of our stock price and amounts of future dividends and share repurchases
•Legal and Regulatory Matters – protection and infringement of our intellectual property and the impact of legal and regulatory proceedings, including with respect to anti-corruption, environmental, health and safety, and trade compliance
•Other Financial Matters – fluctuations in pension costs and goodwill impairment
Our forward-looking statements are made only as of the filing date of this Form 10-Q. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Avery Dennison Corporation
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$271.4	$202.8
Trade accounts receivable, less allowances of $28.1 at September 30, 2026 and December 31, 2025	1,709.6	1,503.9
Inventories	1,048.2	975.8
Other current assets	354.5	307.8
Total current assets	3,383.7	2,990.3
Property, plant and equipment, net	1,558.7	1,607.7
Goodwill	2,261.8	2,272.5
Other intangibles resulting from business acquisitions, net	751.1	827.5
Deferred tax assets	140.1	125.3
Other assets	1,073.0	978.4
Total assets	$9,168.4	$8,801.7

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings and current portion of long-term debt and finance leases	$440.8	$522.9
Accounts payable	1,465.9	1,261.7
Accrued payroll and employee benefits	279.7	232.7
Other current liabilities	728.6	636.3
Total current liabilities	2,915.0	2,653.6
Long-term debt and finance leases	3,174.2	3,210.0
Long-term retirement benefits and other liabilities	416.3	432.0
Deferred tax liabilities and income taxes payable	274.3	264.0
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Common stock, $1 par value per share, authorized – 400,000,000 shares at September 30, 2026 and December 31, 2025; issued – 124,126,624 shares at September 30, 2026 and December 31, 2025; outstanding – 75,604,192 and 76,877,487 shares at September 30, 2026 and December 31, 2025, respectively	124.1	124.1
Capital in excess of par value	831.5	834.3
Retained earnings	5,944.1	5,597.5
Treasury stock at cost, 48,522,432 shares and 47,249,137 shares at September 30, 2026 and December 31, 2025, respectively	(4,144.4)	(3,904.1)
Accumulated other comprehensive loss	(366.7)	(409.7)
Total shareholders’ equity	2,388.6	2,242.1
Total liabilities and shareholders’ equity	$9,168.4	$8,801.7
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Net sales	$2,331.5	$2,215.5	$7,092.9	$6,584.3
Cost of products sold	1,676.7	1,580.5	5,043.9	4,688.7
Gross profit	654.8	635.0	2,049.0	1,895.6
Marketing, general and administrative expense	372.7	353.9	1,142.6	1,053.3
Other expense (income), net	9.6	16.7	48.5	37.1
Interest expense	35.7	33.3	107.2	98.2
Other non-operating expense (income), net	(4.4)	(3.7)	(13.6)	(10.3)
Income before taxes	241.2	234.8	764.3	717.3
Provision for income taxes	71.5	68.5	222.4	195.7
Net income	$169.7	$166.3	$541.9	$521.6

Per share amounts:
Net income per common share	$2.24	$2.13	$7.10	$6.64
Net income per common share, assuming dilution	$2.24	$2.13	$7.09	$6.64

Weighted average number of shares outstanding:
Common shares	75.8	77.9	76.3	78.5
Common shares, assuming dilution	75.9	78.0	76.4	78.6
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Net income	$169.7	$166.3	$541.9	$521.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	11.9	(4.3)	41.9	(1.9)
Pension and other postretirement benefits	—	.4	—	1.5
Cash flow hedges	.3	(1.8)	(2.3)	1.9
Fair value hedges	.6	(.6)	3.4	(1.7)
Other comprehensive income (loss), net of tax	12.8	(6.3)	43.0	(.2)
Total comprehensive income, net of tax	$182.5	$160.0	$584.9	$521.4
See Notes to Unaudited Condensed Consolidated Financial Statements

Avery Dennison Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Operating Activities
Net income	$541.9	$521.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158.5	154.6
Amortization	100.3	88.1
Provision for credit losses and sales returns	35.5	39.2
Stock-based compensation	22.3	22.7
Deferred taxes and other non-cash taxes	(27.1)	(14.7)
Other non-cash expense and loss (income and gain), net	39.1	31.7
Changes in assets and liabilities and other adjustments	(27.0)	(338.6)
Net cash provided by operating activities	843.5	504.6

Investing Activities
Purchases of property, plant and equipment	(115.1)	(101.9)
Purchases of software and other deferred charges	(20.5)	(22.9)
Proceeds from sales of property, plant and equipment	1.9	20.2
Proceeds from insurance and sales (purchases) of investments, net	6.0	4.5
Proceeds from settlement of net investment hedges	14.4	6.2
Payments for acquisitions, net of cash acquired, and venture investments	(81.5)	(10.7)
Net cash used in investing activities	(194.8)	(104.6)

Financing Activities
Net increase (decrease) in borrowings with maturities of three months or less	(69.1)	482.0
Additional long-term borrowings	—	576.8
Repayments of long-term debt and finance leases	(5.6)	(558.3)
Dividends paid	(223.9)	(216.0)
Share repurchases	(257.2)	(453.6)
Net (tax withholding) proceeds related to stock-based compensation	(9.6)	(12.7)
Payments for settlement of fair value hedges	(14.4)	(13.5)
Other	(.5)	(.3)
Net cash used in financing activities	(580.3)	(195.6)

Effect of foreign currency translation on cash balances	.2	2.8
Increase (decrease) in cash and cash equivalents	68.6	207.2
Cash and cash equivalents, beginning of year	202.8	329.1
Cash and cash equivalents, end of period	$271.4	$536.3
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
Fiscal Periods
The three and nine months ended September 30, 2026 consisted of 92 and 273 days, respectively, and the three and nine months ended September 27, 2025 consisted of 91 and 273 days, respectively.
Our 2026 fiscal year is coincident with the calendar year, beginning on January 1 and ending on December 31; our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025.
Note 2. Goodwill and Other Intangibles Resulting from Business Acquisitions
Changes in the net carrying amount of goodwill for the nine months ended September 30, 2026 by reportable segment are shown below.

(In millions)	Materials Group	Solutions Group	Total
Goodwill as of December 31, 2025	$886.0	$1,386.5	$2,272.5
Acquisition adjustments(1)	.4	—	.4
Translation adjustments	(5.3)	(5.8)	(11.1)
Goodwill as of September 30, 2026	$881.1	$1,380.7	$2,261.8
(1) Measurement period adjustments related to the purchase price allocation for our 2025 acquisition of W.F. Taylor Holdings, Inc.
Amortization expense for finite-lived intangible assets resulting from business acquisitions was $25.5 million and $22.2 million for the three months ended September 30, 2026 and September 27, 2025, respectively, and $76.7 million and $66.4 million for the nine months ended September 30, 2026 and September 27, 2025, respectively.
Estimated future amortization expense related to existing finite-lived intangible assets for the remainder of fiscal year 2026 and each of the next four fiscal years and thereafter is shown below.

(In millions)	Estimated Amortization Expense
2026 (remainder of year)	$25.5
2027	101.8
2028	93.7
2029	78.6
2030	76.6
Thereafter	200.6

Avery Dennison Corporation
Note 3. Debt
The estimated fair value of our long-term debt is primarily based on the credit spread above U.S. Treasury or euro government bond securities, as applicable, on notes with similar rates, credit ratings and remaining maturities. The fair value of short-term borrowings, which include commercial paper and short-term lines of credit, approximates their carrying value given the short duration of these obligations. The fair value of our total debt was $3.41 billion at September 30, 2026 and $3.67 billion at December 31, 2025. Fair value was determined based primarily on Level 2 inputs, which are inputs other than quoted prices in active markets that are either directly or indirectly observable.
Our $1.20 billion revolving credit facility (the “Revolver”) contains a financial covenant requiring that we maintain a specified ratio of total debt minus unrestricted cash and cash equivalents in excess of $50 million to a certain measure of income. As of both September 30, 2026 and December 31, 2025, we were in compliance with this financial covenant. No balance was outstanding under the Revolver as of September 30, 2026 or December 31, 2025.
Note 4. Cost Reduction Actions
2026 Actions
We recorded $40.4 million in restructuring charges, net of reversals, during the nine months ended September 30, 2026 related to our 2026 cost reduction actions. These charges consisted of severance and related costs for the reduction of approximately 690 positions, as well as asset impairment and lease cancellation charges, at certain locations across our company related to actions taken to optimize our operational footprint and workforce headcount.
During the nine months ended September 30, 2026, restructuring charges and payments were as follows:

(In millions)	Accrual at December 31, 2025	Charges, Net of Reversals	Cash Payments	Non-cash Impairment	Foreign Currency Translation	Accrual at September 30, 2026
2026 Actions
Severance and related costs	$—	$36.4	$(29.4)	$—	$(.1)	$6.9
Asset impairment charges	—	3.4	—	(3.4)	—	—
Lease cancellation charges	—	.6	(.6)	—	—	—
2025 Actions
Severance and related costs	14.4	2.4	(10.1)	—	(.3)	6.4
Total	$14.4	$42.8	$(40.1)	$(3.4)	$(.4)	$13.3
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
The table below shows the amount of restructuring charges, net of reversals, incurred by reportable segment and Corporate.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Restructuring charges, net of reversals, by reportable segment and Corporate
Materials Group	$4.8	$4.5	$14.2	$9.5
Solutions Group	3.5	5.2	28.3	12.4
Corporate	.1	.1	.3	.8
Total	$8.4	$9.8	$42.8	$22.7

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
Fair Value Hedges
We enter into foreign currency forward contracts to hedge our euro-denominated debt to offset changes in the fair value of the hedged item attributable to foreign currency risk. As of September 30, 2026, the foreign currency forward contracts hedging our €500 million of senior notes due in the fourth quarter of 2034 and €500 million of senior notes due in the third quarter of 2035 mature in December 2026 and September 2027, respectively.
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
Net Investment Hedges
We enter into foreign currency contracts and zero-cost collars, which are combined as net investment hedges for accounting purposes. These net investment hedges minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and bought call strike rates of the contracts. As of September 30, 2026, the notional amount of these hedges was €1.0 billion, consisting of two €500 million tranches that mature in December 2026 and September 2027.
We enter into cross-currency swap contracts and zero-cost collars, which are also combined as net investment hedges for accounting purposes. These net investment hedges minimize the effect of foreign currency exchange rates on our net investment in certain foreign operations between the sold put strike and bought call strike rates of the contracts. These cross-currency swap contracts and zero-cost collars mature in February 2036 and February 2027, respectively.
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

Avery Dennison Corporation
The following table shows the fair value and balance sheet locations of our derivative instruments as of September 30, 2026 and December 31, 2025:

(In millions)	Notional Amount	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Type of Hedge
September 30, 2026
Derivatives designated as hedges:
Foreign currency forward contracts	$1,134.7	$—	$—	$39.5	$—	Fair value
Cross-currency swap contracts	250.0	—	—	—	4.9	Cash flow
Foreign currency forward contracts	11.5	.4	—	—	—	Cash flow
Commodity contracts	4.4	—	—	.5	—	Cash flow
Foreign currency forward contracts with collars	1,134.7	26.6	—	—	—	Net investment
Cross-currency swap contracts with collars	75.8	—	.7	1.1	.9	Net investment
Total		$27.0	$.7	$41.1	$5.8

December 31, 2025
Derivatives designated as hedges:
Foreign currency forward contracts	$1,173.8	$—	$—	$—	$4.5	Fair value
Cross-currency swap contracts	250.0	—	—	—	9.9	Cash flow
Commodity contracts	1.7	—	—	.3	—	Cash flow
Foreign currency forward contracts with collars	1,173.8	—	2.6	—	—	Net investment
Total		$—	$2.6	$.3	$14.4
The following table shows the components of net gain (loss) recognized in income related to derivative instruments:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Gain (loss) on derivatives designated as fair value hedges:
Foreign currency forward contracts - Marketing, general and administrative expense	$(5.2)	$(2.5)	$(39.2)	$63.8
The impact of the hedged items associated with the derivatives in the table above is recorded to the same income statement line as the derivative instrument. The net gains (losses) recognized in income related to our cross-currency swap contracts and commodity contracts were not material to the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and September 27, 2025.
We recognized gains in translation for the net investment hedges of approximately $1 million and $22 million for the three and nine months ended September 30, 2026, respectively, and losses in translation of approximately $6 million and $41 million for the three and nine months ended September 27, 2025, respectively.
Note 6. Taxes Based on Income
The following table summarizes our income before taxes, provision for income taxes, and effective tax rate:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Income before taxes	$241.2	$234.8	$764.3	$717.3
Provision for income taxes	71.5	68.5	222.4	195.7
Effective tax rate	29.6%	29.2%	29.1%	27.3%

Avery Dennison Corporation
Our provision for income taxes for the three and nine months ended September 30, 2026 included a net tax charge of $2.4 million and $7.4 million, respectively, related to the tax on recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived deduction eligible income. Our provision for income taxes for these periods was also negatively affected by the recognition of uncertain tax positions in certain foreign jurisdictions. In addition, our provision for income taxes for the nine months ended September 30, 2026 included a net discrete charge from increases in tax reserves related to a court ruling in a foreign jurisdiction impacting tax group requirements.

Our provision for income taxes for the three and nine months ended September 27, 2025 included a net tax charge of $5.6 million and $14.0 million, respectively, related to the tax on global intangible low-taxed income of our foreign subsidiaries and the recognition of foreign withholding taxes on current year earnings, partially offset by the benefit from foreign-derived intangible income. In addition, our provision for income taxes for these periods was negatively affected by the recognition of uncertain tax positions in certain foreign jurisdictions and included a discrete benefit from a favorable tax ruling in a foreign jurisdiction related to deductibility of interest expense.
The amount of income taxes we pay is subject to ongoing audits by taxing jurisdictions around the world. Our estimate of the potential outcome of any uncertain tax issue is subject to our assessment of the relevant risks, facts and circumstances existing at the time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate. The final determination of tax audits and any related legal proceedings could materially differ from the amounts currently reflected in our provision for income taxes and the related liabilities. We and our U.S. subsidiaries have completed the IRS Compliance Assurance Process through 2023. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2010.
Note 7. Net Income Per Common Share
Net income per common share was computed as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
(A)Net income	$169.7	$166.3	$541.9	$521.6
(B)Weighted average number of common shares outstanding	75.8	77.9	76.3	78.5
Dilutive shares (additional common shares issuable under stock-based awards)	.1	.1	.1	.1
(C) Weighted average number of common shares outstanding, assuming dilution	75.9	78.0	76.4	78.6
Net income per common share: (A) ÷ (B)	$2.24	$2.13	$7.10	$6.64
Net income per common share, assuming dilution: (A) ÷ (C)	$2.24	$2.13	$7.09	$6.64
Certain stock-based compensation awards were excluded from the computation of net income per common share, assuming dilution, because they would not have had a dilutive effect. Stock-based compensation awards excluded from the computation totaled 0.1 million shares for both the three and nine months ended September 30, 2026 and September 27, 2025.

Avery Dennison Corporation
Note 8. Supplemental Equity and Comprehensive Income Information
Consolidated Changes in Shareholders’ Equity

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Common stock issued, $1 par value per share	$124.1	$124.1	$124.1	$124.1
Capital in excess of par value
Beginning balance	$822.1	$821.9	$834.3	$840.6
Issuance of shares under stock-based compensation plans(1)	9.4	7.7	(2.8)	(11.0)
Ending balance	$831.5	$829.6	$831.5	$829.6
Retained earnings
Beginning balance	$5,844.0	$5,399.3	$5,597.5	$5,151.2
Cumulative-effect adjustment upon adoption of accounting standard update(2)	—	—	—	10.2
Net income	169.7	166.3	541.9	521.6
Issuance of shares under stock-based compensation plans(1)	.4	.1	10.6	12.8
Contribution of shares to 401(k) plan(1)	5.4	5.7	18.0	18.5
Dividends	(75.4)	(73.1)	(223.9)	(216.0)
Ending balance	$5,944.1	$5,498.3	$5,944.1	$5,498.3
Treasury stock at cost
Beginning balance	$(4,087.9)	$(3,693.7)	$(3,904.1)	$(3,347.5)
Repurchase of shares for treasury	(59.5)	(93.6)	(254.3)	(453.6)
Issuance of shares under stock-based compensation plans(1)	.1	—	4.9	8.3
Contribution of shares to 401(k) plan(1)	2.9	2.6	9.1	8.1
Ending balance	$(4,144.4)	$(3,784.7)	$(4,144.4)	$(3,784.7)
Accumulated other comprehensive loss
Beginning balance	$(379.5)	$(450.0)	$(409.7)	$(456.1)
Other comprehensive income (loss), net of tax	12.8	(6.3)	43.0	(.2)
Ending balance	$(366.7)	$(456.3)	$(366.7)	$(456.3)
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
Dividends per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Dividends per common share	$1.00	$.94	$2.94	$2.76

Avery Dennison Corporation
Changes in Accumulated Other Comprehensive Loss
The changes in “Accumulated other comprehensive loss” (net of tax) for the nine-month period ended September 30, 2026 were as follows:

(In millions)	Foreign Currency Translation(1)	Pension and Other Postretirement Benefits	Cash Flow Hedges	Fair Value Hedges	Total
Balance as of December 31, 2025	$(359.0)	$(49.2)	$.1	$(1.6)	$(409.7)
Other comprehensive income (loss) before reclassifications, net of tax	41.9	—	(.8)	3.4	44.5
Reclassifications to net income, net of tax	—	—	(1.5)	—	(1.5)
Other comprehensive income (loss), net of tax	41.9	—	(2.3)	3.4	43.0
Balance as of September 30, 2026	$(317.1)	$(49.2)	$(2.2)	$1.8	$(366.7)
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
Note 9. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value, measured on a recurring basis, as of September 30, 2026 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$48.9	$25.6	$23.3	$—
Derivative assets	38.7	.4	38.3	—
Bank drafts	6.5	6.5	—	—
Liabilities
Derivative liabilities	$56.5	$.5	$56.0	$—
Contingent consideration liabilities	2.2	—	—	2.2

Avery Dennison Corporation
Assets and liabilities carried at fair value, measured on a recurring basis, as of December 31, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments	$49.1	$24.1	$25.0	$—
Derivative assets	7.2	—	7.2	—
Bank drafts	7.5	7.5	—	—
Liabilities
Derivative liabilities	$18.0	$.3	$17.7	$—
Contingent consideration liabilities	2.7	—	—	2.7
Investments include fixed income securities (primarily U.S. government and corporate debt) and equity securities measured at fair value using quoted prices/bids and a money market fund measured at fair value using net asset value. Investments of $1.5 million and $1.1 million were included in "Cash and cash equivalents," $47.1 million and $46.9 million in "Other current assets," and $0.2 million and $1.1 million in “Other assets” as of September 30, 2026 and December 31, 2025, respectively, in the unaudited Condensed Consolidated Balance Sheets. Derivatives that are exchange-traded are measured at fair value using quoted market prices and classified within Level 1 of the valuation hierarchy. Derivatives measured based on foreign currency exchange rate inputs that are readily available in public markets are classified within Level 2 of the valuation hierarchy. Bank drafts (maturities greater than three months), which are valued at face value due to their short-term nature, were included in “Other current assets” in the unaudited Condensed Consolidated Balance Sheets.
Contingent consideration liabilities as of September 30, 2026 and December 31, 2025 relate to estimated earn-out payments associated with an acquisition completed in 2021, which are subject to the acquired company achieving certain post-acquisition performance targets. These liabilities were recorded based on the expected payments and have been classified within Level 3 of the valuation hierarchy. Activity related to contingent consideration was immaterial for the nine months ended September 30, 2026 and September 27, 2025.
Note 10. Venture Investments
We invest primarily in privately held companies and utilize the measurement alternative for venture investments where we do not exercise significant influence. These investments do not have a readily determinable fair value; therefore, we measure them at cost less impairment plus or minus observable price changes in an orderly transaction. Venture investments in publicly traded companies are recorded at fair value using Level 1 inputs. The carrying value of our venture investments was included in “Other assets” in the unaudited Condensed Consolidated Balance Sheets.
On April 27, 2026, we completed an approximately $75 million minority investment in Wiliot Ltd., a company specializing in physical artificial intelligence for supply chains. We expect this investment to enhance our portfolio of sensor technologies and solutions. We funded this investment using cash and commercial paper borrowings.

Avery Dennison Corporation
Venture investments by form and measurement category as of September 30, 2026 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Fair Value (Level 1)	Measurement Alternative	Other
Venture investments
Equity securities	$133.6	$.2	$133.4	$—
Other investments	4.3	—	—	4.3
Total	$137.9	$.2	$133.4	$4.3
Venture investments by form and measurement category as of December 31, 2025 were as follows:

		Fair Value Measurements Using
(In millions)	Total	Fair Value (Level 1)	Measurement Alternative	Other
Venture investments
Equity securities	$58.8	$1.1	$57.7	$—
Other investments	2.9	—	—	2.9
Total	$61.7	$1.1	$57.7	$2.9
Unrealized gain (loss) on venture investments, net, was as follows and recorded in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Unrealized gain (loss) on venture investments, net	$(1.0)	$(2.2)	$(1.7)	$(6.9)
Cumulative upward adjustments on venture investments recorded under the measurement alternative were $27.7 million at both September 30, 2026 and December 31, 2025. Cumulative downward adjustments and impairments on venture investments recorded under the measurement alternative were $8.4 million and $7.6 million at September 30, 2026 and December 31, 2025, respectively.
Note 11. Commitments and Contingencies
Legal Proceedings
We are involved in various lawsuits, claims, inquiries and other regulatory and compliance matters, most of which arise in the ordinary course of business. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our estimates or should we incur liabilities that were not previously accrued. Probable insurance reimbursements are not offset against potential liabilities.
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
As of September 30, 2026, we have been designated by the U.S. Environmental Protection Agency (“EPA”) and/or other responsible state agencies as a PRP at ten waste disposal or waste recycling sites that are the subject of separate investigations or proceedings concerning alleged soil and/or groundwater contamination. No settlement of our liability related to any of these sites has been agreed upon. We are participating with other PRPs at these sites and anticipate that our share of remediation costs will be determined pursuant to agreements that we enter into with the EPA or other governmental authorities.
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
The activity related to our environmental liabilities for the nine months ended September 30, 2026 is shown below.

(In millions)
Balance at December 31, 2025	$10.0
Charges, net of reversals	1.5
Payments	(2.3)
Balance at September 30, 2026	$9.2
Approximately $2 million of this balance was classified as short-term and included in “Other current liabilities” in the unaudited Condensed Consolidated Balance Sheets as of both September 30, 2026 and December 31, 2025.

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

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026(1)	September 27, 2025	September 30, 2026(1)	September 27, 2025
Net sales to unaffiliated customers
Materials Group:
North America	$543.2	$481.6	$1,634.1	$1,468.1
Europe, the Middle East and North Africa	547.4	520.2	1,795.0	1,586.1
Asia Pacific	422.6	391.4	1,273.6	1,135.5
Latin America	131.3	122.8	387.2	356.6
Total Materials Group	1,644.5	1,516.0	5,089.9	4,546.3
Solutions Group:
Apparel and other	466.8	464.6	1,342.0	1,351.0
Identification Solutions and Vestcom	220.2	234.9	661.0	687.0
Total Solutions Group	687.0	699.5	2,003.0	2,038.0
Net sales to unaffiliated customers	$2,331.5	$2,215.5	$7,092.9	$6,584.3
(1) Beginning in the first quarter of 2026 and to better align with our growth strategy, incremental revenues for certain radio-frequency identification products were included in the Materials Group reportable segment; in prior years, these revenues were included in the Solutions Group reportable segment. Prior-year amounts were not material.
Segment Information
Our chief operating decision maker uses adjusted operating income to evaluate segment performance and allocate resources. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; and other non-operating expense (income), net. Segment results and reconciliation to income before taxes are presented below.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Materials Group
Net sales to unaffiliated customers	$1,644.5	$1,516.0	$5,089.9	$4,546.3
Segment expense(1)	1,413.4	1,285.9	4,320.6	3,843.4
Segment adjusted operating income	$231.1	$230.1	$769.3	$702.9
Solutions Group
Net sales to unaffiliated customers	$687.0	$699.5	$2,003.0	$2,038.0
Segment expense(1)	612.6	629.8	1,793.6	1,833.1
Segment adjusted operating income	$74.4	$69.7	$209.4	$204.9
(1) Segment expense included cost of products sold and marketing, general and administrative expense and excluded other expense (income), net.

Avery Dennison Corporation

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Segment adjusted operating income
Materials Group	$231.1	$230.1	$769.3	$702.9
Solutions Group	74.4	69.7	209.4	204.9
Total	305.5	299.8	978.7	907.8
Corporate expense(1)	(23.4)	(18.7)	(72.3)	(65.5)
Other expense (income), net	(9.6)	(16.7)	(48.5)	(37.1)
Interest expense	(35.7)	(33.3)	(107.2)	(98.2)
Other non-operating expense (income), net	4.4	3.7	13.6	10.3
Income before taxes	$241.2	$234.8	$764.3	$717.3
(1) Corporate expense generally includes unallocated corporate headquarter expenses such as administrative and stock-based compensation costs.
Additional Segment Information
Additional financial information by reportable segment is shown below. We do not disclose total assets by reportable segment since we neither generate nor review that information internally.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Intersegment sales
Materials Group	$39.0	$45.4	$109.3	$135.3
Solutions Group	35.5	12.2	75.6	37.9
Intersegment sales	$74.5	$57.6	$184.9	$173.2
Capital expenditures(1)(2)
Materials Group	$32.0	$19.3	$77.8	$51.3
Solutions Group	17.1	14.8	46.6	49.8
Capital expenditures	$49.1	$34.1	$124.4	$101.1
Depreciation and amortization expense(1)
Materials Group	$37.8	$34.8	$115.1	$99.3
Solutions Group	47.8	49.2	143.7	143.4
Depreciation and amortization expense	$85.6	$84.0	$258.8	$242.7
(1) Corporate capital expenditures and depreciation and amortization expense are allocated to the reportable segments based on their percentage of consolidated net sales.
(2) Capital expenditures for property, plant and equipment included accruals.

Other expense (income), net, by type was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025	September 30, 2026	September 27, 2025
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$8.1	$7.5	$38.8	$20.1
Asset impairment and lease cancellation charges	.3	2.3	4.0	2.6
Outcomes of legal matters and settlements	1.3	4.7	2.0	4.7
Loss from Argentine peso remeasurement	.5	1.9	1.8	4.4
(Gain) loss on sales of assets	.4	(.4)	.3	(11.5)
(Gain) loss on venture and other investments	(1.0)	(1.3)	1.5	14.8
Transaction and related costs	—	2.0	.1	2.0
Other expense (income), net	$9.6	$16.7	$48.5	$37.1

Avery Dennison Corporation
Note 13. Supplemental Financial Information
Inventories
The table below summarizes amounts in inventories.

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$431.5	$387.6
Work-in-progress	260.2	242.5
Finished goods	356.5	345.7
Inventories	$1,048.2	$975.8
Property, Plant and Equipment, Net
The table below summarizes amounts in property, plant and equipment, net.

(In millions)	September 30, 2026	December 31, 2025
Property, plant and equipment	$4,326.0	$4,271.9
Accumulated depreciation	(2,767.3)	(2,664.2)
Property, plant and equipment, net	$1,558.7	$1,607.7
Allowance for Credit Losses
The activity related to our allowance for credit losses is shown below.

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Beginning balance	$28.1	$29.0
Provision for credit losses	5.6	2.0
Amounts written off	(5.4)	(3.1)
Other, including foreign currency translation	(.2)	1.7
Ending balance	$28.1	$29.6
Supplier Finance Programs
We have agreements with third-party financial institutions to facilitate payments to suppliers. These third-party financial institutions offer voluntary supply chain finance programs that enable certain of our suppliers, at the supplier’s sole discretion, to sell our payment obligations to a financial institution on terms directly negotiated with the financial institution. Participating suppliers decide which payment obligations are sold to the financial institution and we have no economic interest in a supplier’s decision to sell these payment obligations. We make payments to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under these arrangements. Amounts due under our supply chain finance programs were included in accounts payable in our unaudited Condensed Consolidated Balance Sheets and activities related to these programs were presented as operating activities in our unaudited Condensed Consolidated Statements of Cash Flows. As of September 30, 2026 and December 31, 2025, $401.5 million and $383.8 million, respectively, were due to financial institutions for suppliers that participate in these programs.

Avery Dennison Corporation
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes thereto.
NON-GAAP FINANCIAL MEASURES
We report our financial results in conformity with accounting principles generally accepted in the United States of America, or GAAP, and also communicate with investors using certain non-GAAP financial measures. These non-GAAP financial measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. These non-GAAP financial measures are intended to supplement the presentation of our financial results prepared in accordance with GAAP. We use these non-GAAP financial measures internally to evaluate trends in our underlying performance, as well as to facilitate comparisons with the results of competitors for quarters and year-to-date periods, as applicable. Based on feedback from investors and financial analysts, we believe that the supplemental non-GAAP financial measures we provide are also useful to their assessments of our performance and operating trends, as well as liquidity. Reconciliations of our non-GAAP financial measures from the most directly comparable GAAP financial measures, including limitations associated with these non-GAAP measures, are provided in accordance with Regulations G and S-K.
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

Avery Dennison Corporation
OVERVIEW AND OUTLOOK
Fiscal Year
The three and nine months ended September 30, 2026 consisted of 92 and 273 days, respectively, and the three and nine months ended September 27, 2025 consisted of 91 and 273 days, respectively.
Our 2026 fiscal year is coincident with the calendar year, beginning on January 1 and ending on December 31; our 2025 fiscal year began on December 29, 2024 and ended on December 31, 2025.
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Net sales change	5%	8%
Foreign currency translation	—	(2)
Sales change ex. currency(1)	5	5
Acquisitions	(1)	(1)
Organic sales change(1)	4%	4%
(1) Totals may not sum due to rounding.
In the three months ended September 30, 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to our pricing actions and higher volume. In the nine months ended September 30, 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, partially offset by unfavorable mix.
Net Income
Net income increased from approximately $522 million in the first nine months of 2025 to approximately $542 million in the first nine months of 2026. The primary factors affecting this increase were:
•Higher volume
•Benefits from productivity initiatives, including savings from restructuring actions, net of transition costs
•Net benefit of pricing and raw material costs, including material re-engineering
•Favorable foreign currency translation
These items were partially offset by the following factors:
•Higher employee-related costs
•Unfavorable mix
•Higher provision for income taxes
•Higher restructuring charges, net of reversals

Cost Reduction Actions
2026 Actions
We recorded $40.4 million in restructuring charges, net of reversals, during the nine months ended September 30, 2026 related to our 2026 cost reduction actions. These charges consisted of severance and related costs for the reduction of approximately 690 positions, as well as asset impairment and lease cancellation charges, at certain locations across our company related to actions taken to optimize our operational footprint and workforce headcount.
Restructuring charges were included in “Other expense (income), net” in the unaudited Condensed Consolidated Statements of Income. Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
Cash Flow

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net cash provided by operating activities	$843.5	$504.6
Purchases of property, plant and equipment	(115.1)	(101.9)
Purchases of software and other deferred charges	(20.5)	(22.9)
Proceeds from sales of property, plant and equipment	1.9	20.2
Proceeds from insurance and sales (purchases) of investments, net	6.0	4.5
Adjusted free cash flow	$715.8	$404.5
During the first nine months of 2026, net cash provided by operating activities increased compared to the same period last year primarily due to changes in operational working capital, lower incentive compensation payments and higher net income, partially offset by higher tax payments, net of refunds. During the first nine months of 2026, adjusted free cash flow increased compared to the same period last year primarily due to the increase in net cash provided by operating activities, partially offset by higher purchases of property, plant and equipment and lower proceeds from sales of property, plant and equipment.
Outlook
Certain factors that we anticipate will contribute to our 2026 results are described below.
•Based on recent rates, a favorable impact to our full-year net sales and operating income from foreign currency translation
•Higher interest expense
•A full-year effective tax rate in the high-twenty percent range
•Incremental savings from restructuring actions, net of transition costs
•An unfavorable impact to our operating income resulting from the normalization of the majority of our prior-year temporary cost-saving actions, which largely relate to lower incentive compensation
ANALYSIS OF RESULTS OF OPERATIONS FOR THE THIRD QUARTER
Income Before Taxes

	Three Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net sales	$2,331.5	$2,215.5
Cost of products sold	1,676.7	1,580.5
Gross profit	654.8	635.0
Marketing, general and administrative expense	372.7	353.9
Other expense (income), net	9.6	16.7
Interest expense	35.7	33.3
Other non-operating expense (income), net	(4.4)	(3.7)
Income before taxes	$241.2	$234.8
Gross Profit
Gross profit for the third quarter of 2026 increased from the same period last year primarily due to the net benefit of pricing and raw material costs, including material re-engineering, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume, partially offset by unfavorable mix and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the third quarter of 2026 compared to the same period last year primarily due to higher employee-related costs and growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
Other Expense (Income), Net

	Three Months Ended
(In millions)	September 30, 2026	September 27, 2025
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$8.1	$7.5
Asset impairment and lease cancellation charges	.3	2.3
Outcomes of legal matters and settlements	1.3	4.7
Loss from Argentine peso remeasurement	.5	1.9
(Gain) loss on sales of assets	.4	(.4)
(Gain) loss on venture and other investments	(1.0)	(1.3)
Transaction and related costs	—	2.0
Other expense (income), net	$9.6	$16.7
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased in the third quarter of 2026 compared to the same period last year primarily due to the €500 million of senior notes we issued in September 2025, partially offset by a decrease in commercial paper borrowings.
Net Income and Earnings per Share

	Three Months Ended
(In millions, except per share amounts and percentages)	September 30, 2026	September 27, 2025
Income before taxes	$241.2	$234.8
Provision for income taxes	71.5	68.5
Net income	$169.7	$166.3
Per share amounts:
Net income per common share	$2.24	$2.13
Net income per common share, assuming dilution	2.24	2.13
Effective tax rate	29.6%	29.2%
Provision for Income Taxes
Our effective tax rate for the three months ended September 30, 2026 was comparable to the same period last year. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE THIRD QUARTER
Our chief operating decision maker uses adjusted operating income to evaluate segment performance and allocate resources. Segment adjusted operating income is defined as income before taxes adjusted for other expense (income), net; interest expense; and other non-operating expense (income), net.
Refer to Note 12, “Segment and Disaggregated Revenue Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Materials Group

	Three Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net sales including intersegment sales	$1,683.5	$1,561.4
Less intersegment sales	(39.0)	(45.4)
Net sales	$1,644.5	$1,516.0
Segment adjusted operating income(1)	231.1	230.1
(1) Segment adjusted operating income excluded other expense (income), net, of $5.8 million and $13.6 million in the third quarters of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, loss from Argentine peso remeasurement, (gain) loss on venture and other investments, (gain) loss on sales of assets, outcomes of legal matters and settlements, and transaction and related costs.

Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
September 30, 2026
Net sales change	9%
Reclassification of sales between segments	(1)
Foreign currency translation	—
Sales change ex. currency(1)	7
Acquisitions	(2)
Organic sales change(1)	5%
(1) Totals may not sum due to rounding.
In the third quarter of 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to our pricing actions and higher volume, partially offset by unfavorable mix. On an organic basis, net sales increased by a high single digit rate in North America, a mid-single digit rate in Europe, the Middle East and North Africa, and a low single digit rate in Asia Pacific and decreased by a low single digit rate in Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the third quarter of 2026 compared to the same period last year primarily due to the net benefit of pricing and raw material costs, including material re-engineering, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and higher volume, partially offset by unfavorable mix and higher employee-related costs.
Solutions Group

	Three Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net sales including intersegment sales	$722.5	$711.7
Less intersegment sales	(35.5)	(12.2)
Net sales	$687.0	$699.5
Segment adjusted operating income(1)	74.4	69.7
(1) Segment adjusted operating income excluded other expense (income), net, of $2.4 million and $1.5 million in the third quarters of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, (gain) loss on venture and other investments, outcomes of legal matters and settlements, and (gain) loss on sales of assets.

Avery Dennison Corporation
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Three Months Ended
September 30, 2026
Net sales change	(2)%
Reclassification of sales between segments	3
Foreign currency translation	—
Sales change ex. currency(1)	1
Organic sales change(1)	1%
(1) Totals may not sum due to rounding.
In the third quarter of 2026, net sales increased on an organic basis compared to the same period in the prior year due to a low single digit rate increase in the base business. Net sales on an organic basis in high-value categories were comparable to the same period in the prior year.
Company-wide, on an organic basis, net sales of intelligent labels increased by a low single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the third quarter of 2026 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, partially offset by higher employee-related costs.
ANALYSIS OF RESULTS OF OPERATIONS FOR THE NINE MONTHS YEAR-TO-DATE
Income Before Taxes

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net sales	$7,092.9	$6,584.3
Cost of products sold	5,043.9	4,688.7
Gross profit	2,049.0	1,895.6
Marketing, general and administrative expense	1,142.6	1,053.3
Other expense (income), net	48.5	37.1
Interest expense	107.2	98.2
Other non-operating expense (income), net	(13.6)	(10.3)
Income before taxes	$764.3	$717.3
Gross Profit
Gross profit for the first nine months of 2026 increased from the same period last year primarily due to higher volume, the net impact of pricing and raw material input costs, including material re-engineering, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and favorable foreign currency translation. These increases were partially offset by unfavorable mix and higher employee-related costs.
Marketing, General and Administrative Expense
Marketing, general and administrative expense increased in the first nine months of 2026 compared to the same period last year primarily due to higher employee-related costs, the impact of acquisitions, unfavorable foreign currency translation and growth investments, partially offset by benefits from productivity initiatives, including savings from restructuring actions, net of transition costs.

Avery Dennison Corporation
Other Expense (Income), Net

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Other expense (income), net, by type
Restructuring charges, net of reversals:
Severance and related costs, net of reversals	$38.8	$20.1
Asset impairment and lease cancellation charges	4.0	2.6
Outcomes of legal matters and settlements	2.0	4.7
Losses from Argentine peso remeasurement	1.8	4.4
(Gain) loss on sales of assets	.3	(11.5)
(Gain) loss on venture and other investments	1.5	14.8
Transaction and related costs	.1	2.0
Other expense (income), net	$48.5	$37.1
Refer to Note 4, “Cost Reduction Actions,” to the unaudited Condensed Consolidated Financial Statements for more information regarding restructuring charges.
Interest Expense
Interest expense increased for the first nine months of 2026 compared to the same period last year primarily due to the €500 million of senior notes we issued in September 2025, partially offset by a decrease in commercial paper borrowings.
Net Income and Earnings per Share

	Nine Months Ended
(In millions, except per share amounts and percentages)	September 30, 2026	September 27, 2025
Income before taxes	$764.3	$717.3
Provision for income taxes	222.4	195.7
Net income	$541.9	$521.6
Per share amounts:
Net income per common share	$7.10	$6.64
Net income per common share, assuming dilution	7.09	6.64
Effective tax rate	29.1%	27.3%
Provision for Income Taxes
Our effective tax rate for the nine months ended September 30, 2026 increased compared to the same period last year primarily due to a net discrete charge in 2026 from increases in tax reserves related to a foreign court ruling impacting tax group requirements, as compared to a discrete benefit from a favorable foreign tax ruling related to deductibility of interest expense in the same period last year. Refer to Note 6, “Taxes Based on Income,” to the unaudited Condensed Consolidated Financial Statements for more information.

Avery Dennison Corporation
RESULTS OF OPERATIONS BY REPORTABLE SEGMENT FOR THE NINE MONTHS YEAR-TO-DATE
Materials Group

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net sales including intersegment sales	$5,199.2	$4,681.6
Less intersegment sales	(109.3)	(135.3)
Net sales	$5,089.9	$4,546.3
Segment adjusted operating income(1)	769.3	702.9
(1) Segment adjusted operating income excluded other expense (income), net, of $17.4 million and $11.0 million in the first nine months of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, loss from Argentine peso remeasurement, (gain) loss on venture and other investments, (gain) loss on sales of assets, outcomes of legal matters and settlements, and transaction and related costs.
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Nine Months Ended
September 30, 2026
Reported net sales change	12%
Reclassification of sales between segments	(2)
Foreign currency translation	(3)
Sales change ex. currency(1)	7
Acquisitions	(2)
Organic sales change(1)	6%
(1) Totals may not sum due to rounding.
In the first nine months of 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to higher volume, driven in part by customer inventory stocking, and our pricing actions, partially offset by unfavorable mix. On an organic basis, net sales increased by a mid-single digit rate in North America, a high single digit rate in Europe, the Middle East and North Africa, and a mid-single digit rate in Asia Pacific and decreased by a low single digit rate in Latin America.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the first nine months of 2026 compared to the same period last year primarily due to higher volume, the net benefit of pricing and raw material costs, including material re-engineering, benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and favorable foreign currency translation. These increases were partially offset by unfavorable mix and higher employee-related costs.
Solutions Group

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net sales including intersegment sales	$2,078.6	$2,075.9
Less intersegment sales	(75.6)	(37.9)
Net sales	$2,003.0	$2,038.0
Segment adjusted operating income(1)	209.4	204.9
(1) Segment adjusted operating income excluded other expense (income), net, of $29.5 million and $18.8 million in the first nine months of 2026 and 2025, respectively. Exclusions related to charges associated with restructuring actions, (gain) loss on venture and other investments, outcomes of legal matters and settlements, and (gain) loss on sales of assets.

Avery Dennison Corporation
Net Sales
The factors impacting net sales change, as compared to the prior-year period, are shown in the table below.

Nine Months Ended
September 30, 2026
Reported net sales change	(2)%
Reclassification of sales between segments	3
Foreign currency translation	(1)
Sales change ex. currency(1)	1
Organic sales change(1)	1%
(1) Totals may not sum due to rounding.
In the first nine months of 2026, net sales increased on an organic basis compared to the same period in the prior year primarily due to a low single digit rate increase in high-value categories. Net sales on an organic basis in the base business were comparable to the same period in the prior year.
Company-wide, on an organic basis, net sales of intelligent labels increased by a low single digit rate compared to the same period in the prior year.
Segment Adjusted Operating Income
Segment adjusted operating income increased in the first nine months of 2026 compared to the same period last year primarily due to benefits from productivity initiatives, including savings from restructuring actions, net of transition costs, and the net benefit of pricing and raw material costs, partially offset by higher employee-related costs and growth investments.
FINANCIAL CONDITION
Liquidity
Operating Activities

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net income	$541.9	$521.6
Depreciation	158.5	154.6
Amortization	100.3	88.1
Provision for credit losses and sales returns	35.5	39.2
Stock-based compensation	22.3	22.7
Deferred taxes and other non-cash taxes	(27.1)	(14.7)
Other non-cash expense and loss (income and gain), net	39.1	31.7
Changes in assets and liabilities and other adjustments	(27.0)	(338.6)
Net cash provided by operating activities	$843.5	$504.6
During the first nine months of 2026, net cash provided by operating activities increased compared to the same period last year primarily due to changes in operational working capital, lower incentive compensation payments and higher net income, partially offset by higher tax payments, net of refunds.

Avery Dennison Corporation
Investing Activities

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Purchases of property, plant and equipment	$(115.1)	$(101.9)
Purchases of software and other deferred charges	(20.5)	(22.9)
Proceeds from sales of property, plant and equipment	1.9	20.2
Proceeds from insurance and sales (purchases) of investments, net	6.0	4.5
Proceeds from settlement of net investment hedges	14.4	6.2
Payments for acquisitions, net of cash acquired, and venture investments	(81.5)	(10.7)
Net cash used in investing activities	$(194.8)	$(104.6)
Purchases of Property, Plant and Equipment
During the first nine months of 2026, in our Materials Group reportable segment, we primarily invested in equipment to support growth and improve productivity in the U.S., certain countries in Europe, including Luxembourg and Ireland, and certain countries in Asia Pacific, including China and Malaysia; in our Solutions Group reportable segment, we primarily invested in equipment to support growth and improve productivity in certain countries in Asia Pacific, including Vietnam and China, the U.S. and certain countries in Latin America, primarily Mexico.
During the first nine months of 2025, in our Materials Group reportable segment, we primarily invested in equipment to support growth in the U.S., certain countries in Europe and certain countries in Asia Pacific, primarily China; in our Solutions Group reportable segment, we primarily invested in buildings and equipment to support growth in certain countries in Asia Pacific, including China and Vietnam, and the U.S.
Purchases of Software and Other Deferred Charges
During the first nine months of 2026 and 2025, we primarily invested in information technology upgrades in the U.S.
Proceeds from Sales of Property, Plant and Equipment
During the first nine months of 2025, we received proceeds from the sale of properties in China and Vietnam.
Proceeds from Settlement of Net Investment Hedges
During the first nine months of 2026 and 2025, we settled €500 million and €420 million notional amount of net investment hedges, respectively.
Payments for Acquisitions, Net of Cash Acquired, and Venture Investments
During the first nine months of 2026, we made an approximately $75 million minority investment in Wiliot Ltd. We funded this investment using cash and commercial paper borrowings. In addition, we made other venture investments and purchase price adjustments related to our acquisition of W.F. Taylor Holdings, Inc. ("Taylor Adhesives"). During the first nine months of 2025, we paid $10.7 million for venture investments.
Financing Activities

	Nine Months Ended
(In millions)	September 30, 2026	September 27, 2025
Net increase (decrease) in borrowings with maturities of three months or less	$(69.1)	$482.0
Additional long-term borrowings	—	576.8
Repayments of long-term debt and finance leases	(5.6)	(558.3)
Dividends paid	(223.9)	(216.0)
Share repurchases	(257.2)	(453.6)
Net (tax withholding) proceeds related to stock-based compensation	(9.6)	(12.7)
Payments for settlement of fair value hedges	(14.4)	(13.5)
Other	(.5)	(.3)
Net cash used in financing activities	$(580.3)	$(195.6)
Borrowings and Repayment of Debt
During the first nine months of 2026 and 2025, our commercial paper borrowings were used to fund dividend payments, share repurchases, venture investments, capital expenditures and other general corporate purposes. During the first nine months of 2025, commercial paper borrowings were also used to repay long-term debt.

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
In September 2025, we issued €500 million of senior notes, due September 11, 2035, which bear an interest rate of 4.000% per year, payable annually in arrears. Our net proceeds of approximately €494 million ($577 million) from this issuance, after deducting underwriting discounts and offering expenses, were used for general corporate purposes, including to finance the acquisition of Taylor Adhesives, and to repay commercial paper indebtedness.
Dividends Paid
We paid dividends of $2.94 per share in the first nine months of 2026 compared to $2.76 per share in the same period last year. In April 2026, we increased our quarterly dividend rate from $0.94 per share to $1.00 per share, representing an increase of approximately 6%.

Subsequent to the end of the third quarter, in October 2026, our Board of Directors declared a dividend for the fourth quarter of 2026 of $1.00 per share of outstanding common stock, payable on December 16, 2026 to shareholders of record on December 2, 2026.
Share Repurchases
During the first nine months of 2026 and 2025, we repurchased approximately 1.5 million and 2.5 million shares of our common stock, respectively.

Payments for Settlement of Fair Value Hedges
During the first nine months of 2026 and 2025, we settled €500 million and €420 million notional amount of fair value hedges, respectively.
Analysis of Selected Balance Sheet Accounts
Long-lived Assets
In the nine months ended September 30, 2026, goodwill decreased by approximately $11 million to $2.26 billion, primarily reflecting the impact of foreign currency translation.
In the nine months ended September 30, 2026, other intangibles resulting from business acquisitions, net, decreased by approximately $76 million to $751.1 million, primarily reflecting current-year amortization expense.
Refer to Note 2, “Goodwill and Other Intangibles Resulting from Business Acquisitions,” to the unaudited Condensed Consolidated Financial Statements for more information.
Shareholders’ Equity Accounts
As of September 30, 2026, the balance of our shareholders’ equity was $2.39 billion. Refer to Note 8, “Supplemental Equity and Comprehensive Income Information,” to the unaudited Condensed Consolidated Financial Statements for more information.
Impact of Foreign Currency Translation

Nine Months Ended
(In millions)	September 30, 2026
Change in net sales	$146
International operations generated approximately 69% of our net sales during the nine months ended September 30, 2026. Our future results are subject to changes in worldwide economic conditions, tariffs, and social, geopolitical and market conditions in the regions in which we operate, as well as the impact of fluctuations in foreign currency exchange and interest rates.
The favorable impact of foreign currency translation on net sales in the first nine months of 2026 compared to the same period last year was primarily related to euro-denominated sales and sales in China.
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
Operational Working Capital Ratio
Operational working capital, as a percentage of annualized current-quarter net sales, is reconciled to working capital below. Our objective is to minimize our investment in operational working capital, as a percentage of annualized current-quarter net sales, to maximize our cash flow and return on investment. As shown below, operational working capital, as a percentage of annualized current-quarter net sales, in the third quarter of 2026 decreased compared to the third quarter of 2025.

(In millions, except percentages)	September 30, 2026	September 27, 2025
(A) Working capital	$468.7	$736.6
Reconciling items:
Cash and cash equivalents	(271.4)	(536.3)
Other current assets	(354.5)	(322.2)
Short-term borrowings and current portion of long-term debt and finance leases	440.8	578.8
Accrued payroll and employee benefits and other current liabilities	1,008.3	905.1
(B) Operational working capital	$1,291.9	$1,362.0
(C) Third-quarter net sales, annualized	$9,250.0	$8,862.0
Operational working capital, as a percentage of annualized current-quarter net sales: (B) ÷ (C)	14.0%	15.4%
Accounts Receivable Ratio
The average number of days sales outstanding was 68 days in the third quarter of 2026 compared to 67 days in the third quarter of 2025, calculated using the accounts receivable balance at quarter-end divided by the average daily sales in the respective quarter. The increase in average number of days sales outstanding primarily reflected the timing of collections.
Inventory Ratio
Average inventory turnover was 6.3 in the third quarter of 2026 compared to 6.1 in the third quarter of 2025, calculated using the annualized third-quarter cost of products sold and divided by the inventory balance at the respective quarter-end. The increase in average inventory turnover primarily reflected higher volume.
Accounts Payable Ratio
The average number of days payable outstanding was 80 days in the third quarter of 2026 compared to 75 days in the third quarter of 2025, calculated using the respective accounts payable balance at quarter-end divided by the annualized third-quarter cost of products sold. The increase in average number of days payable outstanding primarily reflected the timing of vendor payments.
Capital Resources
Capital resources used to fund our operational needs include cash flows from operations, cash and cash equivalents, and debt financing, including commercial paper borrowings supported by our $1.20 billion revolving credit facility (the “Revolver”).
The Revolver is used as a back-up facility for our commercial paper borrowings and can be used for other corporate purposes. No balance was outstanding under the Revolver as of September 30, 2026 or December 31, 2025.
As of September 30, 2026, we had cash and cash equivalents of $271.4 million held in accounts at third-party financial institutions. Our cash balances are held in numerous locations around the world. As of September 30, 2026, the majority of our cash and cash equivalents was held by our foreign subsidiaries, primarily in Asia Pacific.
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

Avery Dennison Corporation
Capital from Debt
The carrying value of our total debt decreased by approximately $118 million in the first nine months of 2026 to $3.62 billion, primarily due to lower commercial paper borrowings and the revaluation of our euro-denominated debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.
In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our disclosure controls system is based upon a global chain of financial and general business reporting lines that converge in our headquarters in Mentor, Ohio. As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such time to provide reasonable assurance that information was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.
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
Trade-related uncertainty remains elevated between the U.S. and other regions and countries, including Canada, Mexico, China, India and the European Union. In 2025, the U.S. implemented a 10% global baseline tariff rate on nearly all imports, with higher rates on certain goods. Additionally, it applied significant tariffs on goods from Canada, Mexico, China and the European Union, each of which announced reciprocal tariffs. Tariff rates and the categories of goods to which they apply continue to evolve and could significantly change. The U.S. government continues to negotiate with countries regarding the tariffs. In July 2025, the U.S. and the European Union agreed to a framework for a trade deal that included a baseline tariff rate of 15% on most goods imported from the European Union into the U.S. While the direct impacts on our operations after our mitigating actions have not been significant, our business could be materially adversely impacted by changes in U.S. and non-U.S. trade policies, including potential modifications to existing trade agreements and additional tariffs or other restrictions on free trade, impacting our raw materials or finished products. The indirect impact on demand for our products and solutions as a result of these events, which have resulted in softer consumer volumes, continues to be uncertain and elevated. We estimate that the indirect impact of tariffs resulted in an aggregate low single digit rate decrease in sales in our overall apparel categories over the second, third and fourth quarters of 2025. In February 2026, the U.S. Supreme Court ruled that the applied tariffs were not authorized under the International Emergency Economic Powers Act. Beginning in the second quarter of 2026, the U.S. Customs and Border Protection began processing refunds related to certain unliquidated tariffs affected by this ruling. In June 2026, the U.S. Department of Justice filed an appeal in the U.S. Court of Appeals for the Federal Circuit asserting that the U.S. Court of International Trade overstepped by ordering refunds to non-litigants on liquidated entries. In July 2026, the U.S. applied new tariffs of 10.0% and 12.5% on certain imports from 60 countries. Beginning in August 2026, the U.S. and Canada implemented additional tariffs and counter-tariffs on certain imports ranging from 15% to 50%. Further developments in international trade relations, including ongoing developments on tariffs required by the U.S. or other countries, and increased deglobalization, could have a material adverse effect on our business.
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

Avery Dennison Corporation
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not Applicable
(b)Not Applicable
(c)Repurchases of Equity Securities by Issuer
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities in the third quarter of 2026 are shown in the table below. Repurchased shares may be reissued under our long-term incentive plan or used for other corporate purposes.

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans(1)(3)	Approximate dollar value of shares that may yet be purchased under the plans(3)(4)
July	131.8	$159.76	131.8	$311.9
August	71.8	176.99	71.8	299.2
September	146.7	171.72	146.7	274.0
Total	350.3	$168.30	350.3	$274.0
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
(4) Dollars in millions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
On September 9, 2026, Board member Mitchell R. Butier adopted a Rule 10b5-1 trading plan providing for the sale of up to 120,000 shares of our common stock beginning on December 9, 2026 and ending on May 31, 2028, unless terminated sooner in accordance with the terms of the plan and our insider trading policy. This plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our insider trading policy.
On September 15, 2026, Nicholas R. Colisto, Senior Vice President and Chief Information Officer, adopted a Rule 10b5-1 trading plan providing for the sale of shares of our common stock to be acquired upon the vesting of the following equity awards on March 1, 2027: (i) 365 restricted stock units; (ii) 1,057 market-leveraged stock units at target, subject to adjustment to reflect performance and the payout of accrued dividend equivalents; and (iii) 1,204 performance units at target, subject to adjustment to reflect performance. The plan covers the period beginning on March 1, 2027 and ending on March 31, 2027, unless terminated sooner in accordance with the terms of the plan and our insider trading policy. This plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our insider trading policy.
There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any of our directors or executive officers during the third quarter of 2026.

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

Exhibit 10.1†*	Offer letter to Helen Sheirbon, dated October 9, 2026
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH*	Inline XBRL Extension Schema Document
Exhibit 101.CAL*	Inline XBRL Extension Calculation Linkbase Document
Exhibit 101.LAB*	Inline XBRL Extension Label Linkbase Document
Exhibit 101.PRE*	Inline XBRL Extension Presentation Linkbase Document
Exhibit 101.DEF*	Inline XBRL Extension Definition Linkbase Document
Exhibit 104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included as part of this Exhibit 101 Inline XBRL document set
____________________

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

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

November 3, 2026